Form 10QSB
period 1996-06-30
FREDERICK BREWING CO
filed 1996-08-14
CIK 926978

                                UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.   20549

                                 FORM 10-QSB


[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934.   For the quarterly period ended June 30, 1996.

                                      or

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934.   For the transition period from
        ____________________________ to ____________________________


                        Commission File Number: 0-27800

                               FREDERICK BREWING CO.
        (Exact name of small business issuer as specified in its charter)

                   MARYLAND                                  52-1769647
  (State or other jurisdiction of incorporation          (I.R.S. Employer
               or organization)                         Identification No.)

        103 SOUTH CARROLL STREET, FREDERICK, MARYLAND          21701
         (Address of principal executive offices)            (Zip Code)

                                (301) 694-7899
                (Issuer's telephone number, including area code)

                                NOT APPLICABLE
        (Former name, former address and former fiscal year, if changed since last report)


Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.                         [ X ] Yes    [  ] No

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

        COMMON STOCK, $0.00004 PAR VALUE                     1,954,876
           (Title of Each Class)                (Number of Shares Outstanding
                                                     as of August 9, 1996)

Transitional Small Business Disclosure Format (Check one):
Yes [  ]   No [ X ]

                              FREDERICK BREWING CO.

                              INDEX TO FORM 10-QSB


                                                                      Page
PART I.  FINANCIAL INFORMATION

        ITEM 1. FINANCIAL STATEMENTS
                BALANCE SHEET (UNAUDITED)
                 June 30, 1996                                           1
                STATEMENTS OF OPERATIONS (UNAUDITED)
                 Three and Six Months Ended June 30, 1996 and 1995       2
                STATEMENTS OF CASH FLOWS (UNAUDITED)
                 Three and Six Months Ended June 30, 1996 and 1995       3
                NOTES TO UNAUDITED FINANCIAL STATEMENTS                  4

        ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS                    10


PART II.  OTHER INFORMATION

        ITEM 1. LEGAL PROCEEDINGS                                       19

        ITEM 2. CHANGES IN SECURITIES                                   19

        ITEM 3. DEFAULTS UPON SENIOR SECURITIES                         19

        ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS     19

        ITEM 5. OTHER INFORMATION                                       20

        ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K                        20


SIGNATURES

        SIGNATURE PAGE                                                  21

                        PART I. - FINANCIAL INFORMATION

Item 1.  Financial Statements

                              FREDERICK BREWING CO.
                                  Balance Sheet

                                                                June 30, 1996
                                                                 (Unaudited)
  ASSETS                                                         ------------
- - ----------------------------------------------------------
Current assets:
  Cash and cash equivalents                                        $1,267,320
  Trade receivables                                                   328,725
  Inventories, net                                                    362,009
  Prepaids and other current assets                                    55,291
                                                                   ----------
        Total current assets                                        2,013,345
                                                                   ----------

Property and equipment, net                                         1,045,078
Deposits                                                              972,705
Intangibles, net of accumulated amortization of $25,914               102,141
Other assets                                                           34,330
                                                                   ----------
        Total assets                                               $4,167,599
                                                                   ==========


  LIABILITIES AND STOCKHOLDERS' EQUITY
- - ----------------------------------------------------------
Current liabilities:
  Current maturities of long-term debt                             $   73,401
  Current maturities of capital leases                                 13,385
  Accounts payable and accruals                                       117,593
                                                                   ----------
        Total current liabilities                                     204,379
                                                                   ----------

Long-term debt                                                         94,709
Obligations under capital leases                                       72,247
                                                                   ----------
        Total liabilities                                             371,335
                                                                   ----------

Commitments and contingencies

Stockholders' equity:
  Preferred stock - $0.01 par value, 1,000,000 shares authorized,
  none issued or outstanding                                             -
  Common stock - $0.0004 par value, 9,000,000 shares authorized,
  1,954,876 shares issued and outstanding                                  72
  Additional paid-in capital                                        4,901,424
  Accumulated deficit                                              (1,105,232)
                                                                   ----------
        Total stockholders' equity                                  3,796,264
                                                                   ----------
        Total liabilities and stockholders' equity                 $4,167,599
                                                                   ==========

  The accompanying notes are an integral part of these financial statements

                              FREDERICK BREWING CO.
                            Statements of Operations
                   For the Three and Six Month Periods Ended
                             June 30, 1996 and 1995


                                    Three Month Period      Six Month Period
                                     1996       1995         1996       1995
                                       (Unaudited)             (Unaudited)

Gross sales                        $440,066   $477,284     $874,741   $862,697
Less:   Returns and allowances       33,440     (3,652)      35,885     19,949
        Excise taxes                 23,125     24,226       41,486     40,949
                                   --------   --------     --------   --------
        Net sales                   383,501    456,710      797,370    801,799
                                   --------   --------     --------   --------

Cost of sales                       357,181    295,356      763,845    586,990
                                   --------   --------     --------   --------
        Gross profit                 26,320    161,354       33,525    214,809

Selling, general and administrative
        expenses                    362,413    129,231      687,975    288,339
                                   --------   --------     --------   --------
(Loss) income from operations      (336,093)    32,123     (654,450)   (73,530)

Interest (income) expense, net      (15,555)    21,297      (12,153)    28,571
Other expenses                           -          -            -      12,391
                                   --------   --------     --------   --------

(Loss) income before income taxes  (320,538)    10,826     (642,297)  (114,492)
Provision for income taxes               -          -            -          -
                                   --------   --------     --------   --------

        Net (loss) income         $(320,538)  $ 10,826    $(642,297) $(114,492)
                                  =========   ========    =========  =========




                        Calculation of Earnings Per Share
                   For the Three and Six Months Periods Ended
                             June 30, 1996 and 1995


Net (loss) income
        per common share          $   (0.16) $    0.01    $   (0.39) $   (0.10)
                                  =========  =========    =========  =========

Weighted average common shares
        and common share
        equivalents outstanding   1,954,876  1,204,719    1,652,477  1,204,719
                                  =========  =========    =========  =========



The accompanying notes are an integral part of these financial statements

                              FREDERICK BREWING CO.
                            Statements of Cash Flows
                   For the Three and Six Months Periods Ended
                             June 30, 1996 and 1995


                                    Three Month Period      Six Month Period
                                     1996       1995         1996       1995
                                       (Unaudited)             (Unaudited)

Cash flows from operating activities:
  Net (loss) income               $(320,538)   $10,826    $(642,297) $(114,492)
  Adjustments to reconcile net
  (loss) income to net cash (used
  for) provided by operating
  activities:
    Depreciation and amortization    48,920     26,442       97,288     53,845
  Changes in operating assets and
  liabilities:
    Trade receivables                (9,105)   135,913      (37,442)     7,256
    Inventories                     (77,633)    (4,787)    (152,536)   (52,706)
    Prepaids and other current
    assets                            8,718    (28,604)     114,934    (63,537)
    Other assets                      1,685         -       (34,330)        -
    Accounts payable and accruals  (101,359)   (17,286)    (351,056)    56,536
                                 ----------  ---------   ----------  ---------
  Net cash (used for) provided by
  operating activities             (449,312)   122,504   (1,005,439)  (113,098)
                                 ----------  ---------   ----------  ---------

Cash flows from investing activities:
  Deposits on equipment            (405,517)        -      (971,663)        -
  Purchase of property and
  equipment                        (160,617)   (22,829)    (172,191)   (28,411)
  Purchase of intangibles           (35,346)    (1,934)     (83,089)    (3,577)
                                 ----------  ---------   ----------  ---------
  Net cash used for investing
  activities                       (601,480)   (24,763)  (1,226,943)   (31,988)
                                 ----------  ---------   ----------  ---------

Cash flows from financing activities:
  Payments on short-term debt            -          -      (100,000)        -
  Proceeds from long-term debt       80,316         -        80,316    232,164
  Payments on long-term debt        (10,839)  (279,761)    (332,049)  (279,761)
  Payments on capital leases         (6,244)     2,470       (6,244)     1,446
  Proceeds from common stock
  issuance                               -     203,400    3,857,679    203,400
                                 ----------  ---------   ----------  ---------
  Net cash provided by (used for)
  financing activities               63,233    (73,891)   3,499,702    157,249
                                 ----------  ---------   ----------  ---------

Net (decrease) increase in cash and
  cash equivalents                 (987,559)    23,850    1,267,320     12,163
Cash and cash equivalents,
  beginning of period             2,254,879         61           -      11,748
                                 ----------  ---------   ----------  ---------
Cash and cash equivalents,
  ending of period               $1,267,320  $  23,911   $1,267,320  $  23,911
                                 ==========  =========   ==========  =========


The accompanying notes are an integral part of these financial statements

FREDERICK BREWING CO.

Notes to Financial Statements
June 30, 1996
(Unaudited)


Note 1  -  Basis of Presentation
The accompanying unaudited financial statements have been prepared in accordance with Generally Accepted Accounting Principles for interim financial information and with the instructions to Form 10-QSB and Regulation S-B. Accordingly, they do not include all of the information and footnotes required by Generally Accepted Accounting Principles for complete financial statements. However, in the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation of the interim financial position and the interim results of operations of the Company, have been included.

Operating results for the six month period ended June 30, 1996 are not necessarily indicative of the results that may be expected for the year ending December 31, 1996, or for any other period. For information relating to the financial position and the results of operations of the Company as of and for the year ended December 31, 1995, refer to the financial statements included in the Company's 1995 Annual Report to shareholders and to the Company's final Prospectus dated March 5, 1996.

The discussion of lease and financing agreements herein is qualified in its entirety by reference to such agreements.


Note 2  -  Cash and Cash Equivalents
The Company considers its investments with original maturities, at date of purchase, of 90 days or less to be cash equivalents. At June 30, 1996, the following cash and cash equivalents are held by the Company:

  Cash in bank and petty cash                           $   112,585
  Securities held under agreement to repurchase           1,154,735
                                                        -----------
                                                        $ 1,267,320
                                                        ===========

The Company invests excess funds in reverse repurchase agreements for U.S. government securities. Under these agreements, the Company purchases securities with an agreement to resell them. Generally, such agreements mature on the next business day following the date of investment. Due to the short-term nature of the agreements, the Company does not take possession of the securities, which are instead held at the bank from which the Company purchases the securities.
The carrying value of the agreements approximates fair market value because of the short maturity of the investments and the Company believes that it is not exposed to any significant risk on its investments in reverse repurchase agreements.

Notes to Financial Statements
June 30, 1996
(Unaudited)



Approximately $540,000 of the total amount held under agreements to repurchase has been pledged as collateral for a loan taken by Blue II, LLC ("Blue II'), a limited liability company affiliated with two of the directors of the Company. For a discussion of the affiliation, see the Company's final Prospectus dated March 5, 1996. See also Note 4 - Commitments, Contingencies and Subsequent Events.


Note 3  -  Deposits
As of June 30, 1996, the Company had advanced approximately $973,000 to vendors supplying major equipment components for a new brewery being built for the Company. Such advances are a normal requirement of the acquisition process for customized brewing equipment and, as fabrication of such equipment continues, additional deposits will be required by some vendors. See Note 4 - Commitments, Contingencies and Subsequent Events.


Note 4  -  Commitments, Contingencies and Subsequent Events

The New Brewery
The Company has entered into agreements to have a third party, Blue II, construct a new brewery to the Company's specifications and to lease such improved property back to the Company. Ground was broken for this new facility on April 9, 1996 and the Company anticipates substantial completion of such facility on or about January 2, 1997. The Company assisted Blue II in obtaining financing for the land purchase and building construction from the Maryland Economic
Development Corporation ("MEDCO'), which on July 19, 1996 issued a taxable economic development revenue bond on Blue
II's behalf (the "Blue II Bond'). The Blue II Bond was purchased, in its entirety, by Signet Bank, Maryland ("Signet'). See also "Financing' below.

Prior to the closing on and funding of the Blue II Bond, at the Company's request, and for the purpose of keeping the new brewery on its planned construction schedule, Blue II purchased land for the brewery site. To facilitate such purchase, Blue II received "bridge' financing from Signet. At the Blue II Bond closing and funding such bridge financing was repaid with proceeds from the Blue II Bond issue. As a condition of the Signet bridge loan to Blue II, the Company had pledged certain collateral (See Note 2, Cash and Cash Equivalents) to the aforementioned loan. Subsequent to the Blue II Bond closing and funding, that pledge was released.

Lease Transaction for the New Brewery
On July 19, 1996 the Company entered into a long-term lease with Blue II for the new brewery. The lease will commence with the substantial completion and delivery of the new brewery to the Company

Notes to Financial Statements
June 30, 1996
(Unaudited)



and is for a term of fifteen (15) years. Included within the lease are options permitting the Company to purchase the facility following the sixth and eleventh years of occupancy or to terminate the lease following the tenth year of occupancy, all such options and rights conditioned upon the Company's compliance with all other lease terms and conditions.

The lease provides for a base rent of $36,000 per annum, pro-rated and paid monthly, plus that amount necessary and required to amortize the principal, interest and other associated costs of the Blue II Bond (see "Financing' below), such amounts also paid in monthly installments. All monthly lease payments will be made directly to a Blue II account with Signet from which Signet, as the holder of the Blue II Bond, will automatically draw the amounts requisite to amortize the principal, interest and other associate bond costs. However, under the terms of the lease and the Blue II Bond, until August 1997, lease payments will be comprised only of the base rental amount, plus an amount equivalent to the interest on, and other costs related to, the Blue II Bond. In addition, under the terms of the lease, the Company is responsible for all operating and maintenance costs of the facility.

As a financing-type lease, this transaction will be reported in the Company's financial statements as a capital lease. The lesser of the fair value of the facility at inception of the lease or the present value of the future minimum lease payments will be reported as property and equipment and capital lease obligations. The facility will be amortized on a straight-line basis over a 15 year period, representing the lesser of the term of the lease or the facility's useful life.

Under terms of the lease, the Company is directly responsible for all building construction costs in excess of $3.0 million. Such "excess' construction costs will be capitalized by the Company as "leasehold improvements' and amortized over the 15 year term of the lease. The Company estimates that such excess costs will be approximately $685,000. Financing for such excess costs is discussed below. To assure Signet that the excess costs will be paid, the Company has agreed to leave approximately $600,000 on deposit, in identifiable accounts with Signet, for the satisfaction of such costs.

Equipment for the New Brewery
To equip the new brewery, the Company has entered into agreements with vendors for brewing and packaging machinery and equipment. To date the Company has executed commitments for substantially all of such equipment and has made purchases of approximately $80,000 and deposits of approximately $973,000 against these commitments. The
Company expects to incur additional expenditures of approximately $2.3 million for equipment and furnishings prior to the scheduled completion of the new brewery. Total machinery, equipment and furnishings costs for the new brewery are expected to be approximately $3.35 million.
Financing for such equipment costs is discussed below.

Notes to Financial Statements
June 30, 1996
(Unaudited)



Financing

The New Brewery
On July 19, 1996, Blue II received $3.0 million in construction financing from the issuance of a taxable economic development revenue bond by MEDCO. Such bond was immediately purchased by Signet with the proceeds of issuance thereafter made available to Blue II for payment of brewery construction costs. The Blue II Bond will be repaid over a nine year period in 108 equal monthly principal installments of $17,857.14, commencing on August 1, 1997, plus a final principal payment of approximately $1,072,000 in August 2006. Interest payments on all outstanding bond principal are due and payable monthly commencing on the first day of the first month immediately following the initial draw. Interest charges will be based on the one month LIBOR (London Interbank Offered
Rate) plus 175 basis points adjusted monthly for the term of the loan, collateralized by a first lien on the business assets of Blue II and a limited personal guarantee of certain members of Blue
II. The initial rate of interest at the time of closing was 7.125%.

The Maryland Industrial Development Financing Authority
("MIDFA') has agreed to guarantee up to 55% of the principal and interest on the Blue II Bond up to a maximum of $1.8 million.

As the sole intended user of the new brewery facility, the Company, through its lease with Blue II and through the Blue II
Bond, is party to certain restrictive covenants and terms contained in the Blue II Bond.

Equipment for the New Brewery
Financing for the brewery equipment has been arranged through MEDCO and the Small Business Administration ("SBA'), with additional, interim ("Bridge') funding provided by Signet.

On July 19, 1996, the Company received $1.5 million in equipment financing from the issuance of a taxable economic development revenue bond by MEDCO (the "Equipment
Bond'). Such bond was immediately issued to and purchased by Signet with the proceeds of issuance thereafter made available to the Company for the purchase of brewery equipment. The Equipment Bond will be repaid over a nine year period in 108 equal monthly principal installments of $13,888.89, commencing on August 1, 1997. Interest payments on all outstanding bond principle are due and payable monthly commencing on the first day of the first month immediately following the initial draw. Interest charges will be based on the one-month LIBOR plus 150 basis points, adjusted monthly, and will be collateralized by a first lien on all business assets of the Company. The initial rate of interest on the bond, at the time of closing, was 6.875%.

Notes to Financial Statements
June 30, 1996
(Unaudited)



The terms of the Equipment Bond subject the Company to the same restrictive covenants and terms as those contained in the Blue II Bond.

In addition to the Equipment Bond, the Company has received approval for a 20 year, $1.0 million SBA loan. It is anticipated that the SBA loan will carry a fixed interest rate of 140 basis points over the rate of the 10 year U.S. Treasury Note at the time of closing and will have a pre-payment penalty if paid in full in the first ten years. The SBA loan will be collateralized by a second lien on all of the Company's business assets and by the personal guarantees of the Company's Chairman and President. As a condition of the SBA loan, the Company will be required to purchase insurance policies, in the amount of $500,000 each, on the lives of both of these officers.

The SBA will not fund the SBA loan until after the Company has occupied the new brewery and has received final permitting for its use and operation. Therefore, on July 19, 1996, Signet granted the Company a short-term $1,000,000 bridge loan to finance equipment deposits and purchases until the SBA loan is consummated, which is expected to occur on or about January
2, 1997. Interest on this loan is payable monthly with principal repaid from the proceeds of the SBA loan. Interest charges are based upon the one-month LIBOR plus 150 basis points, adjusted monthly, with the initial rate at time of closing being 6.875%.

The terms of the Signet loan subject the Company to the same restrictive covenants and terms as those contained in the Equipment and Blue II Bonds. All three loans contain default clauses which will result in a default in all loans if there is a default in any loan.

Purchase Commitment

Additional Brewing Capacity
The Company has an agreement with another brewer to utilize such brewer's facilities for the production of the Company's products. This agreement requires the Company to brew and package not less than 4,000 cases of beer per month at such other brewers facility through September 1996, or if such capacity is not brewed and packaged, to pay a fixed capacity charge.

Supply of Raw Materials
The Company has entered into a purchase agreement with its supplier of glass bottles. Such purchase agreement assures the Company of a low cost, stable price for its bottling stock for a period of 12 months beginning with the first bottle shipment to the new brewery. Following such period of time, the Company is obligated to continue to purchase bottles from this vendor for an additional 24 months. However, should any price increase be proposed the Company can negotiate with other vendors and,

Notes to Financial Statements
June 30, 1996
(Unaudited)



should the pricing of other vendors be more favorable, the Company may, at its option, void the remaining term of the supply contract. The Company is under no obligation to purchase any minimum or maximum amount of materials under this contract.


Letters of Credit
Outstanding letters of credit totaled approximately $40,000 as of June 30, 1996. These letters guarantee certain purchase and construction obligations of the Company, primarily in relation to the acquisition / construction of the new brewery, to third parties. All such obligations expire between March and July of 1997 and, as of June 30, 1996, were collateralized by cash deposits with Signet Bank.


Other
In the normal course of business, the Company is involved in various claims and litigation. Management is of the opinion that any liability or loss resulting from such claims or litigation will not have a material effect on the financial statements.

PART I. - FINANCIAL INFORMATION


Item 2.  Management's Discussion and Analysis of Financial
Condition and Results of
  Operations  For the Three and Six Months Ended June 30,
1996 and 1995



Overview of Significant Activities and Expenses

A net loss of $320,538, or ($0.16) per share, was incurred during the second quarter of 1996 compared to net income of $10,826, or $0.01 per share, for the corresponding quarter of 1995. Year-to-date 1996 losses increased to $642,297, or ($0.39) per share, compared with losses of $114,492, or ($0.10) per share, for the similar period in 1995.

Weighted average common shares outstanding were 1,954,876 during the second quarter of 1996, 1,652,477 year-to-date in 1996 and 1,204,719 for corresponding periods in 1995. The substantial increase in shares outstanding from 1995 to the first quarter of 1996, and from the first quarter of 1996 to the second quarter of 1996 is the result of the Company's completion of its initial public offering ("IPO') of 771,154 shares of common stock in March 1996.

The Company completed planning and estimating for its new brewery during the first quarter of 1996 and commenced construction work during the second quarter of 1996. Although delays have been experienced due to unseasonably cold and wet weather, the Company continues to anticipate it will be able to operate portions of the facility before the end of 1996 and that substantial completion will occur on or about January 2, 1997.

During the second quarter of 1996 the Company took actions to reduce June, July and August 1996 production of its product at an off-site, third party, facility due to cost concerns and equipment malfunctions. Such reductions were made without liability to the Company. Except for these reductions, the Company continues to be bound to produce a minimum of 4,000 cases per month at the outside facility through September 1996, at which time the existing contractual arrangement expires by its terms. Upon expiration, the Company will decide whether to extend the existing arrangement on the same or different terms.

In addition to evaluating and reducing production costs at the third party facility, management took steps to better measure and increase the efficiency of its direct labor costs. The combination of these actions has had a positive impact on gross margins during May and June of 1996.

During the second quarter of 1996 the Company continued to expand its staffing and support services to improve its abilities to sell and market its products following the completion of the new brewery. Two new Brewery Representatives were added to the staff, including the Company's first such representative based outside of its Frederick, Maryland headquarters.
Training of these representatives is proceeding. These additions doubled the size of the outside sales staff from two to four.

Management's Discussion and Analysis
For the Three and Six Months Ended June 30, 1996 and 1995



Review of Operations
The following table sets forth certain items derived from the Company's unaudited Statements of Operations, expressed as a percentage of net sales, for the three and six month periods ended June 30, 1996 and 1995.

                                               Percentage of Sales
                                         for the Periods Ended June 30,
                                     Three Months Ended   Six Months Ended
                                       1996      1995      1996      1995
                                      ------    ------    ------    ------
Gross sales . . . . . . . . . . . .   114.7%    104.5%    109.7%    107.6%
Less returns and allowances . . . .     8.7      (0.8)      4.5       2.5
Less excise taxes . . . . . . . . .     6.0       5.3       5.2       5.1
Net sales  . . . . .. . . . . . . .   100.0     100.0     100.0     100.0
Cost of goods sold  . . . . . . . .    93.1      64.7      95.8      73.2
Gross margin  . . . . . . . . . . .     6.9      35.3       4.2      26.8
Selling, Gen'l & Admin Expenses . .    94.5      28.3      86.3      36.0
(Loss) income from operations . . .   (87.6)      7.0     (82.1)     (9.2)
Interest (income) expense   . . . .    (4.1)      4.7      (1.5)      3.6
Other expense   . . . . . . . . . .     0.0       0.0       0.0       1.5
Net (loss) income   . . . . . . . .   (83.6)      2.4     (80.6)    (14.3)


Sales
Gross sales for the 1996 and 1995 second quarters were $440,066, and $477,284, respectively, a decrease of $37,218, or 7.8%, from 1995 to 1996. Year-to-date sales for 1996 and 1995 were $874,741 and $862,697, respectively, an increase of $12,044, or 1.4%. Second quarter volumes were 2,521 and 2,713 barrels for 1996 and 1995, respectively, a decrease of 192 barrels, or 7.1%, from 1995. Year-to-date volumes in 1996 and 1995 were 4,977 and 4,951, respectively, an increase of 26 barrels, or 0.5%.

Revenues per barrel were essentially flat for all periods reported. Revenues per barrel between the second quarters of 1996 and 1995 were $175 and $176, respectively, while they were $176 and $174 for the year-to-date periods in 1996 and 1995, respectively.

Beer club sales made by the Company in the six month period ended June 30, 1996 were negligible, approximately $15,000, compared to 1995 year-to-date (six month) sales of approximately $180,000. Due to savings in packaging costs and bulk purchase pricing, such sales have a lower overall selling price and gross margin.

While second quarter 1996 sales by the Company to its wholesale distributors exhibited a decline, sales by distributors to their retail accounts ("depletions") in the Company's "core' market area of Maryland and the District of Columbia increased by 12.7% over the comparable period in 1995. This disparity

Management's Discussion and Analysis
For the Three and Six Months Ended June 30, 1996 and 1995



results from the fact that, during the second quarter of 1996, the Company and its distributor in this territory, The Kronheim Company ("Kronheim'), reduced Kronheim's inventory quantity from a 30-45 day supply to a 10-15 day supply in an effort to reduce inventory rotation problems and to better ensure beer freshness. The effect of this inventory reduction was to reduce sales to the Kronheim company by between $35,000 and $80,000 during the quarter.

In addition, second quarter 1995 sales included approximately $110,000 of first-time sales to 10 distributors in remote markets where, to date, the Company has not yet provided sales or marketing support. Lacking such support, these same markets accounted for only approximately $10,000 in sales during the second quarter of 1996. Similar "pipeline filling' sales have not been repeated in any new markets during the second quarter of 1996, reflecting the Company's decision to have sales and market support for its products in place prior to selling into new markets. Historically, such support has only been available in the Company's core market area.

Although not specifically quantifiable, management also believes that unusually cold and wet weather during the traditionally strong sales period of late spring, particularly the Memorial Day holiday weekend, had a negative effect on sales for the second quarter of 1996.

The Company has historically been dependent upon wholesale distributors to sell the Company's beers and to assist the Company in creating demand for, and promoting market acceptance of, the Company's products, and for providing adequate service to its retail customers. In particular, the Company's largest distributor, Kronheim, accounted for (net of beer club sales) approximately 55% and 64% of sales in the three month periods ended June 30, 1996 and 1995, respectively and 52% and 66% of sales in the six month periods ended June 30, 1996 and 1995, respectively.

The Company competes in a segment of the domestic beer market which is facing intense and increasing competition. A significant number of new brands have entered the market and are competing against the Company's products. The
Company's various distributors, including Kronheim, have expanded their offerings of such other products reducing the time and effort afforded the Company's offerings. Management believes that the reduction of efforts on the part of its distributors has had an impact on its sales growth and on the level of services such distributors have provided to the Company's retailers. However, in anticipation of decreasing support by its distributors, the Company began to expand its sales staff in the first quarter of 1996 and anticipates further expansion of such staff throughout 1996, continuing into 1997. The Company anticipates that the use of a dedicated sales force will be a competitive advantage for it, reducing the Company's dependence on wholesale distributors and strengthening direct ties to its retailing customers. Many of the Company's direct competitors do not have resources to support similar sales staffs.

Management's Discussion and Analysis
For the Three and Six Months Ended June 30, 1996 and 1995



Returns and Allowances
Returns for the second quarter of 1996 were $33,440 in comparison to a negligible amount for the same period in 1995.
For the year-to-date period ended June 30, 1996 and 1995 returns were $35,885 and $19,949, respectively, an increase of $15,936, or 79.9%.

Although the Company does not guarantee its distributors that it will repurchase unsold inventories of the Company's product, from time to time such a purchase will be made to facilitate the maintenance of solid business relationships. During the second quarter of 1996 management made the decision to repurchase approximately $15,000 of "Mug Box' inventory from Kronheim. This inventory was originally sold to Kronheim in the fourth quarter of 1995. In addition, and also during the second quarter of 1996, approximately $6,000 of inventory was returned, at the Company's request, as part of a distributor re-alignment initiated by the Company. No other individually significant returns have been made in 1996.


Excise Taxes
Federal and state excise taxes were $23,125 and $24,226, or 6.0% and 5.3% of net sales, during the second quarters of 1996 and 1995, respectively. For the year-to-date periods of 1996 and 1995 such taxes were $41,486 and $40,949, or 5.2% and 5.1%, respectively. The increase in excise taxes in 1996, as a percentage of net sales, is due to changes in the mix of beer distribution between states. Each state in which the Company distributes its product has different liquor excise tax rates and regulations, including some states which require the distributor to pay such taxes instead of the brewer.


Cost of Goods Sold
Second quarter cost of goods sold for 1996 and 1995 was $357,181 and $295,356, or 93.1% and 64.7% of net sales, respectively, an increase of $61,825 over 1995. Year-to-date cost of goods for 1996 and 1995 was $763,845 and $586,990, or 95.8% and 73.2% of net sales, respectively, an increase of $176,855 over 1995.

Had second quarter and year-to-date 1996 costs, as a percentage of net sales, been consistent with those of 1995, cost of goods sold would have been approximately $109,000 and $180,000 lower in the second quarter and year-to-date periods in 1996, respectively. A recap of the most substantial changes in cost of goods sold is presented in the table below.

Management's Discussion and Analysis
For the Three and Six Months Ended June 30, 1996 and 1995



                                                    Cost of Goods Sold,
                                                  1996 Increase Over 1995
  Description of Item                           Second Quarter  Year-to-Date
  --------------------------------------------   -----------     ---------
  Third party brewing facility increased costs       $35,000      $ 65,000
  Depreciation expense                                19,000        35,000
  Wage & benefit increase                             10,000        20,000
  Inventory losses                                    14,000        14,000
  Labor efficiencies                                   5,000        20,000
  Freight costs                                        4,000        15,000
  Other fixed costs and expenses                       6,000        17,000
  Other                                               13,000        (6,000)
                                                    --------      --------
  Total change from 1995                            $106,000      $180,000
                                                    ========      ========


The most substantial portions of cost of goods sold increases over levels experienced in 1995 continues to be costs associated with the third party facility and depreciation and other fixed cost increases. The most substantial portion of the depreciation expense increase is due to a reduction in the estimated useful life of the Company's leasehold improvements to its existing facility resulting in the depreciation of such leasehold improvements over a shorter period of time (approximately $10,000 in the second quarter and approximately $20,000 year-to-date in 1996.) Increases in other fixed costs, for both periods, primarily represent increases in rental payments over those in 1995 and various tooling costs which the Company chose to expense vs.
capitalize given the pending move to the new brewery.

Wages and labor costs increased with 1996 employee merit increases. Efficiencies lagged during the first quarter of 1996 due to management's focus on other issues, including completion of the IPO and planning for the new brewery.
Freight costs increased as a result of shipments of finished and raw goods between the Company's facility and the third party facility and due to an expanded use of outside carriers. Inventory losses reflect a write off of out of date inventory.


Selling, General and Administrative Expenses
Selling, general and administrative ("S,G&A") expenses were $362,413 and $129,231 in the second quarters of 1996 and 1995, respectively, an increase of $233,182, or 206%. S,G&A expenses were $687,975 and $288,339 in the year-to-date periods of 1996 and 1995, respectively, an increase of $399,636, or 139%.

Management's Discussion and Analysis
For the Three and Six Months Ended June 30, 1996 and 1995



S,G& A increases between 1995 and 1996 are a result of the Company's expansion of its manufacturing, sales and marketing capabilities and the requisite related support functions. The more significant increases in 1996 costs over related periods in 1995 are presented in the table below. In general, such increases can be attributed to three areas: Those costs associated with the Company's efforts to expand the business (building of the new brewery, additions to sales, marketing and support staffs, costs associated with staff increases and greater market coverage, etc.), the increased costs of being a publicly held and traded company (legal and professional fees, exchange registration fees, etc.), and general business operations costs.

                                                   1996 Increase Over 1995
  Description of Item                           Second Quarter  Year-to-Date
Increased Costs Associated With Expansion of the Business:
  Salaries and wages                              $ 106,882      $ 124,757
  Office & data processing supplies                  11,793         17,519
  Promotion                                          28,042         35,748
  Travel related                                     26,142         38,578
Increased Costs Predominately Related to Being a Public Company:
  Professional fees                                   4,870         70,028
  Licenses, fees and permits                         13,667         15,155
  Insurance                                          19,278         16,983
Increased General Operations Costs:
  Bad debt expense                                        0         50,000


Other Expense
No 'other expense' has been recorded by the Company in 1996 compared to approximately $12,000 in 1995 when the Company incurred such expenses in the defense of its trademark.


Interest (Income) Expense, Net
Interest (income) expense, net, during the second quarter, and year-to-date periods in 1996 was ($15,555) and ($12,153), respectively in comparison to $21,297 and $28,571 during comparable periods in 1995. Interest expense decreased due to the payoff of $412,000 in debt following the IPO coupled with only minimal amounts of borrowing since the IPO. Interest income is primarily the result of the investment of IPO proceeds until required for operating and investment purposes.


Income Tax Provision
The Company has incurred net operating losses during both
1996 and 1995 and, accordingly, no provisions for income taxes have been provided on the Statements of Operations.

Management's Discussion and Analysis
For the Three and Six Months Ended June 30, 1996 and 1995



Liquidity and Capital Resources
Due to losses experienced during the start-up and expansion of the Company, operations to date have been funded from private and public placements of common stock, most recently the IPO of 771,154 shares of common stock, and loans from stockholders and financial institutions. As of June 30, 1996, the Company had working capital of approximately $1.8 million. This balance is principally the result of the IPO which raised approximately $3.8 million (net of selling commissions and offering expenses) for the Company.

Net cash used in investing activities during the three and six months ended June 30, 1996 was $601,480 and $1,226,943, respectively, which amounts primarily represent deposits placed with vendors for the fabrication of new brewery equipment (approximately $405,000 and $971,000) and purchases of capital assets ($160,617 and $172,191). In addition, various expenses incurred in arranging for SBA, MEDCO and Signet financing, brewery construction, and other matters related to the public offering and trademarks were capitalized as intangible assets.

Net cash provided by financing activities during the three and six months ended June 30, 1996 was $63,233 and $3,499,702, respectively, consisting primarily of the first quarter 1996 IPO proceeds of $3,848,000, partially offset by repayments on short-term and long-term debt of $421,000. Second quarter
1996 activities related primarily to routine monthly payments on existing debt and additional financing on new vehicles purchased by the Company for use by its Brewery
Representatives.

The Company does not currently have a working capital line of credit or any other revolving credit facility but is negotiating to obtain a line of credit from Signet. Management does not anticipate obtaining this or any other revolving credit facility until after the new brewery is operational. This line of credit would be separate from bridge financing provided by Signet for new brewery equipment and furnishings. There can be no assurance that such a facility can be obtained on terms acceptable to the Company.

After June 30, 1996, and during the balance of calendar year
1996, the Company expects to complete additional financing and investing activities as shown in the table below.
Investment activities not funded through completed and prospective debt financing will be funded from proceeds of the Company's IPO.

Management's Discussion and Analysis
For the Three and Six Months Ended June 30, 1996 and 1995



  Investing Activities to be Completed in 1996:
  Funding required for new brewery leasehold improvements         $   685,000
  Purchase additional machinery and equipment for the new brewery   2,300,000
  Purchase additional vehicles for Brewery Representatives             75,000
                                                                   ----------
                                                                   $3,060,000
                                                                   ==========

  Financing Activities to be Completed in 1996:
  Complete 10 year equipment financing through MEDCO *             $1,500,000
  Complete bridge financing through Signet *                        1,000,000
  Financing for new vehicles                                           75,000
                                                                   ----------
                                                                   $2,575,000
                                                                   ==========
____________
* completed on July 19, 1996



The Company had cash of approximately $112,000 at June 30,
1996.  In addition, approximately $1,155,000 of cash
equivalents (short-term securities with maturities of less than
90 days, approximately $540,000 of which is currently pledged as collateral for loans made to Blue II, see Note 4  -
Commitments,  Contingencies  and  Subsequent  Events,   to
the accompanying financial statements) are available for the Company's operating needs. Management believes that this level of liquidity is sufficient to fund its operations until such time as the Company can generate positive cash flows from operations, which is expected to occur within twelve months after the new brewery begins full scale production.

Impact of Inflation
Although the Company has not attempted to calculate the effect of inflation, management does not believe inflation has had a material effect on its results of operations. Material increases in costs and expenses, particularly packaging, raw material and labor costs, in the future, could have a significant impact on the Company's operating results to the extent that the effect of such increases cannot be transferred to its customers.


Forward Looking Information
The Company believes that it can benefit from the perceived trend toward the consumption of fresh, all-natural, full-bodied beer by consumers who seek beers with more flavor and character. However, since its inception, lack of capacity, operating inefficiencies and undercapitalized efforts to gain sales and market share have led the Company to incur net losses and negative cash flows.

Management's Discussion and Analysis
For the Three and Six Months Ended June 30, 1996 and 1995



The Company also believes that its future is, to a great degree, dependent upon the completion of the new brewery, which will substantially increase its production efficiency and cost, and its ability to gain sales and market share in the specialty beer market. Both efforts require significant time and capital commitments.

Management believes that the IPO, and its other financing agreements relating to the new facility and new brewing equipment, have provided it with the opportunity and the necessary funding to implement its long-term business plans and to improve upon its earnings and cash flow history.

This capital has also allowed the Company to expand its efforts to gain sales and market share, predominantly, to date, through the addition of a Marketing Director and Sales Manager and additional staffing of its sales force. It is the Company's intent to continue to expand such staffing and to support this staff with adequate funding for their travel and promotional efforts.
The Company also intends to substantially increase its direct-to-consumer advertising and promotional activities when the new brewery becomes operational. All of these efforts will require the Company to increase expenditures. Because sales increases, if any, will lag these increased expenditures, management anticipates negative effects on net income and cash flows in the short term.

The Company anticipates that its operating losses will continue throughout the remainder of 1996 and through the first half of 1997 while it supports the efforts to build and open the new brewery and to develop a broader and deeper market for its products. The Company believes these efforts will result in the attainment of profitable operations and positive cash flow. However, there can be no assurance that the Company will be successful in such endeavors.

PART II. - OTHER INFORMATION
For the Three and Six Months Ended June 30, 1996


FREDERICK BREWING CO.


Item 1.  Legal Proceedings
See Note 4 - Commitments, Contingencies and Subsequent
Events, "Other', to the Condensed Financial Statements attached hereto.

Item 2.  Changes in Securities
In connection with financing for the new brewery and related equipment, all of the principal lenders and issuers of such financings (SBA, MEDCO, and Signet) have placed, or will place, restrictions upon the Company's ability to pay dividends, enter into new debt financing agreements, guarantee debts of another person or party, make loans to other persons or parties, or make substantial investments in non-current assets other than the new brewery. In addition, debt covenants exist which stipulate various financial ratios which must be maintained by the Company to avoid technical default on the Equipment and Blue II Bonds and the Bridge loan. See also Exhibits 10(iii), 10(viii), and 10(x) attached hereto.

Item 3.  Defaults Upon Senior Securities
Not applicable.

Item 4.  Submission of Matters to a Vote of Security Holders

On May 10, 1996 the annual meeting of stockholders of the Company was held. Two matters were put to a vote of the stockholders at this meeting: the election of three directors and the ratification of Coopers & Lybrand LLP as the Company's independent auditors for the fiscal year ending December 31, 1996. Information regarding the matters voted upon was disclosed and discussed in the Company's Proxy Statement which, along with forms of Proxy, were distributed to all shareholders of record of the Company on or about April 19, 1996. Readers should refer to such Proxy Statement for additional information on the matters voted upon.

At the meeting, 1,123, 923 shares (approximately 57 1/2%) of the Company's 1,954,876 shares of common stock were represented either in person or by proxy.

Results of the voting for directors was as follows:
Nominee for One-Year Term Expiring in 1997:
  Peter C. Spellar         1,122,973 for, 0 against, 950 withheld, 0 not voted.
Nominees for Three-Year Terms Expiring in 1999:
  Nicholas P. Foris, M.D.  1,122,973 for, 0 against, 950 withheld, 0 not voted.
  Maribeth Visco           1,122,973 for, 0 against, 950 withheld, 0 not voted.

Such nominees were declared duly elected. The directors of the Company whose term of office continued after the meeting were Carl R. Hildebrand and Jerome M. Pool whose terms expire in
1997 and Kevin E. Brannon and Marjorie A. McGinnis whose terms expire in 1998.

Other Information
For the Three and Six Months Ended June 30, 1996



Results of the voting for the ratification of auditors was as follows:
      1,123,823 for,   0 against,   100 withheld,   0 not voted.

The auditors were declared duly ratified.


Item 5.  Other Information
On July 19, 1996 the Company completed its financing and leasing agreements with and between MEDCO, Signet and Blue
II.  For further information regarding these matters, see Note 6
- - - Commitments, Contingencies and Subsequent Events, to the financial statements.

Item 6.  Exhibits and Reports on 8-K

(a)  Exhibits Filed:

Index to Exhibits
- - -----------------------------------------------------------------------------
  Exhibit
    No.         Description
  -------   -----------------------------------------------------------------
    10      Material Contracts

            CONTRACTS RELATING TO THE CONSTRUCTION AND OPERATION OF THE NEW
                BREWERY:
      (i) Loan and financing agreement between Blue II, MEDCO, Signet and the Company
     (ii)    Promissory note
    (iii)    $3,000,000 Economic Development Revenue Bond
     (iv)    Construction contract between Blue II, Morgan Keller, Inc., and the Company
      (v)    Lease agreement between Blue II and the Company

            CONTRACTS RELATING TO THE EQUIPMENT FINANCING:
     (vi)    Loan and financing agreement between MEDCO, Signet and the
                Company
    (vii)    Promissory note
   (viii)    $1,500,000 Economic Development Revenue Bond
            CONTRACTS RELATING TO THE BRIDGE LOAN WITH SIGNET:
     (ix)    Loan and security agreement - $969,000 bridge loan
      (x)    Promissory note - bridge loan
            CONTRACTS WITH MAJOR EQUIPMENT VENDORS:
     (xi)    Filler / capper equipment
    (xii)    Bottling line
   (xiii)    Mechanical and electrical work
    (xiv)    Phase I industrial wastewater treatment
     (xv)    Bottle supply
    (xvi)    Interior fit out of new brewery office space

(b)  Reports Filed on 8K
             None Filed

SIGNATURES

In accordance with the requirements of the Securities and Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


        Frederick Brewing Co.


  Date          August 13, 1996                    /s/  Kevin E. Brannon
                                                   -------------------------
                                                   Kevin E. Brannon
                                                   Chairman of the Board and
                                                   Chief Executive Officer


  Date          August 13, 1996                     /s/  Dennis A. Olson
                                                    ------------------------
                                                    Dennis A. Olson
                                                    Chief Financial Officer