Form 10QSB
period 1996-09-30
FREDERICK BREWING CO
filed 1996-11-14
CIK 926978

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB



[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1996.

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________________ to ______________________


                         Commission File Number: 0-27800

                              Frederick Brewing Co.
--------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)


                  Maryland                                       52-1769647
                  --------                                       ----------
(State or other jurisdiction of incorporation                 (I.R.S. Employer
              or organization)                               Identification No.)

103 South Carroll Street, Frederick, Maryland                       21701
---------------------------------------------                       -----
  (Address of principal executive offices)                       (Zip Code)


                                 (301) 694-7899
--------------------------------------------------------------------------------
                (Issuer's telephone number, including area code)

                                 Not Applicable
--------------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)


Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

 Common Stock, $0.00004 Par Value                            1,954,876
 --------------------------------                            ---------
       (Title of Each Class)                       (Number of Shares Outstanding
                                                       as of November 2, 1996)

Transitional Small Business Disclosure Format (Check one):
Yes [ ]      No [X]

                              FREDERICK BREWING CO.

                              --------------------
                              INDEX TO FORM 10-QSB
                              --------------------

PART I.  FINANCIAL INFORMATION
--------------------------------------------------------------------------------

    ITEM 1.   FINANCIAL STATEMENTS

              BALANCE SHEET (UNAUDITED)
                September 30, 1996                                             1
              STATEMENTS OF OPERATIONS (UNAUDITED)
                Three and Nine Months Ended September 30, 1996 and 1995        2
              STATEMENTS OF CASH FLOWS (UNAUDITED)
                Three and Nine Months Ended September 30, 1996 and 1995        3
              NOTES TO UNAUDITED FINANCIAL STATEMENTS                          4

    ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                   AND RESULTS OF OPERATIONS                                   6

PART II.  OTHER INFORMATION
--------------------------------------------------------------------------------

    ITEM 1.   LEGAL PROCEEDINGS                                               13

    ITEM 2.   CHANGES IN SECURITIES                                           13

    ITEM 3.   DEFAULTS UPON SENIOR SECURITIES                                 13

    ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS             13

    ITEM 5.   OTHER INFORMATION                                               13

    ITEM 6.   EXHIBITS AND REPORTS ON FORM 10-QSB                             13

SIGNATURES
--------------------------------------------------------------------------------

    SIGNATURE PAGE                                                            21

                         PART I. - FINANCIAL INFORMATION

Item 1. Financial Statements.

                              FREDERICK BREWING CO.
                                  Balance Sheet

                                                                    September 30, 1996
                                                                    ------------------
                                                                        (Unaudited)
                                     ASSETS
--------------------------------------------------------------------
Current assets:
      Cash and cash equivalents                                        $ 1,061,795
      Trade receivables                                                    410,298
      Inventories, net                                                     198,361
      Prepaids and other current assets                                     71,441
                                                                       -----------
           Total current assets                                          1,741,895

Property and equipment, net                                              1,042,779
Deposits                                                                 1,682,966
Intangibles, net of accumulated amortization of $30,951                    145,858
                                                                       -----------

           Total assets                                                $ 4,613,498
                                                                       ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
--------------------------------------------------------------------

Current liabilities:
      Current maturities of long-term debt                             $    52,976
      Current maturities of capital leases                                  13,385
      Accounts payable and accrued liabilities                             102,071
                                                                       -----------
           Total current liabilities                                       168,432

Long-term debt                                                           1,054,888
Obligations under capital leases                                            68,932
                                                                       -----------
           Total liabilities                                             1,292,252
                                                                       -----------

Commitments and contingencies

Stockholders' equity:
      Preferred stock - $0.01 par value, 1,000,000 shares authorized,
           none issued or outstanding                                         --
      Common stock - $0.00004 par value, 9,000,000 shares authorized,
           1,954,876 shares issued and outstanding                              72
      Additional paid-in capital                                         4,901,424
      Accumulated deficit                                               (1,580,250)
                                                                       -----------
           Total stockholders' equity                                    3,321,246
                                                                       -----------
           Total liabilities and stockholders' equity                  $ 4,613,498
                                                                       ===========


    The accompanying notes are an integral part of these financial statements

                              Frederick Brewing Co.
                            Statements of Operations



                                             Three Months Ended September 30,    Nine Months Ended September 30,
                                             --------------------------------   --------------------------------
                                                  1996           1995               1996               1995
                                              -----------   -----------          -----------      -----------
                                                     (Unaudited)                         (Unaudited)
Gross sales                                   $   515,376   $   502,225          $ 1,390,119      $ 1,364,923
Less returns and allowances                        48,690        (4,583)              84,576           15,365
Less excise taxes                                  32,156        19,246               73,643           60,194
                                              -----------   -----------          -----------      -----------
      Net sales                                   434,530       487,562            1,231,900        1,289,364

Cost of sales                                     475,644       319,973            1,353,843          906,963
                                              -----------   -----------          -----------      -----------
      Gross profit (loss)                         (41,114)      167,589             (121,943)         382,401

Selling, general and administrative expenses      439,913       126,958              996,472          415,297
                                              -----------   -----------          -----------      -----------
      (Loss) income from operations              (481,027)       40,631           (1,118,415)         (32,896)

Interest (income) expense, net                     (6,009)       14,445               (1,101)          43,016
Other expenses                                       --            --                   --             12,391
                                              -----------   -----------          -----------      -----------
      (Loss) income before income taxes          (475,018)       26,186           (1,117,314)         (88,303)

Provision for income taxes                           --            --                   --               --
                                              -----------   -----------          -----------      -----------

      Net (loss) income                       $  (475,018)  $    26,186          $(1,117,314)     $   (88,303)
                                              ===========   ===========          ===========      ===========



Net (loss) income per common share            $     (0.24)  $      0.02          $     (0.64)     $     (0.07)
                                              ===========   ===========          ===========      ===========


Weighted average common shares and common
      share equivalents outstanding             1,954,876     1,204,719            1,754,013        1,204,719
                                              ===========   ===========          ===========      ===========

    The accompanying notes are an integral part of these financial statements

                              Frederick Brewing Co.
                            Statements of Cash Flows

                                                    Three Months Ended September 30,    Nine Months Ended September 30,
                                                    --------------------------------   --------------------------------
                                                         1996            1995               1996               1995
                                                     -----------     -----------          -----------      -----------
                                                            (Unaudited)                         (Unaudited)
Cash flows from operating activities:
      Net (loss) income                                $  (475,018)  $    26,186          $(1,117,314)  $   (88,303)
      Adjustments to reconcile net (loss) income
      to net cash used for operating activities:
         Depreciation and amortization                      54,202        26,442              151,490        80,287
         Changes in operating assets and liabilities:
             Trade Receivables                             (81,573)      (56,140)            (119,015)      (48,885)
             Inventories                                   163,648        (2,313)              11,112       (55,019)
             Prepaids and other current assets             (16,150)          597               64,454       (62,941)
             Accounts payable and accrued liabilities      (15,522)        1,182             (366,579)       57,717
                                                       -----------   -----------          -----------   -----------
         Net cash used for operating activities           (370,413)       (4,046)          (1,375,852)     (117,144)
                                                       -----------   -----------          -----------   -----------

Cash flows from investing activities
      Deposits on equipment                               (710,261)         --             (1,681,924)         --
      Purchase of property and equipment                     2,299       (36,705)            (169,892)      (65,116)
      Purchase of intangibles                              (48,754)      (23,790)            (131,843)      (27,367)
                                                       -----------   -----------          -----------   -----------
         Net cash used for investing activities           (756,716)      (60,495)          (1,983,659)      (92,483)
                                                       -----------   -----------          -----------   -----------

Cash flows from financing activities
      Payments on short-term debt                             --            --               (100,000)         --
      Proceeds from long-term debt                         939,754          --              1,020,070       232,164
      Payments on long-term debt                           (14,835)      (27,895)            (346,884)     (307,656)
      Payments on capital leases                            (3,315)       (4,675)              (9,559)       (3,229)
      Proceeds from common stock issuance                     --          73,200            3,857,679       276,600
                                                       -----------   -----------          -----------   -----------
         Net cash provided by financing activities         921,604        40,630            4,421,306       197,879
                                                       -----------   -----------          -----------   -----------

Net increase (decrease) in cash                           (205,525)      (23,911)           1,061,795       (11,748)

Cash and cash equivalents, beginning of period           1,267,320        23,911                 --          11,748
                                                       -----------   -----------          -----------   -----------

Cash and cash equivalents, ending of period            $ 1,061,795   $      --            $ 1,061,795   $      --
                                                       ===========   ===========          ===========   ===========

    The accompanying notes are an integral part of these financial statements

                              FREDERICK BREWING CO.

Notes to Financial Statements
September 30, 1996
(Unaudited)

Note 1  -  Basis of Presentation
--------------------------------------------------------------------------------
The accompanying unaudited financial statements have been prepared in accordance with Generally Accepted Accounting Principles for interim financial information and with the instructions to Form 10-QSB and Regulation S-B. Accordingly, they do not include all of the information and footnotes required by Generally Accepted Accounting Principles for complete financial statements. However, in the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation of the interim financial position and the interim results of operations of the Company have been included.

Operating results for the nine month period ended September 30, 1996 are not necessarily indicative of the results that may be expected for the year ending December 31, 1996, or for any other period. For information relating to the financial position and the results of operations of the Company as of and for the year ended December 31, 1995, refer to the financial statements included in the Company's 1995 Annual Report to shareholders and to the Company's final Prospectus dated March 5, 1996.

Note 2  -  Cash and Cash Equivalents
--------------------------------------------------------------------------------
The Company considers its investments with original maturates, at date of purchase, of 90 days or less to be cash equivalents. At September 30, 1996, the following cash and cash equivalents are held by the Company:

     Cash in bank and petty cash                    $   17,703
     Securities held under agreement to repurchase   1,044,092
                                                    ----------

                                                    $1,061,795
                                                    ==========

The Company invests excess funds in reverse repurchase agreements for U.S. government securities. Under these agreements, the Company purchases securities with an agreement to resell them. Generally, such agreements mature on the next business day following the date of investment. Due to the short-term nature of the agreements, the Company does not take possession of the securities, which are instead held at the Company's bank from which it purchases the securities. The carrying value of the agreements approximates fair value because of the short maturity of the investments and the Company believes that it is not exposed to any significant risk on its investments in reverse repurchase agreements.

Approximately $540,000 of the total amount held under agreements to repurchase has been pledged as collateral that guarantees the Company's obligation to fund purchases of equipment for the new facility in excess of $3.0 million.

Notes to Financial Statements
September 30, 1996
(Unaudited)

Note 3  -  Deposits
--------------------------------------------------------------------------------
As of September 30, 1996, the Company had advanced approximately $1,683,000 to vendors supplying major equipment components for a new brewery being built for the Company. Such advances are a normal requirement of the acquisition process for customized brewing equipment, and as fabrication of such equipment continues, additional deposits will be required by some vendors.

Note 4  -  Commitments and Contingencies
--------------------------------------------------------------------------------
In the normal course of business, the Company is involved in various claims and litigation. Management is of the opinion that any liability or loss resulting from such claims or litigation will not have a material effect on the financial statements.

Note 5  -  Income Taxes
--------------------------------------------------------------------------------
The Company accounts for income taxes under the asset and liability method. The Company has not recorded a provision for income taxes for the three and nine month periods ended September 30, 1996 and 1995 based on the fact that the Company has incurred net operating losses during those periods. The Company has provided a full valuation allowance against its net deferred tax asset as of September 30, 1996.

Note 6  -  Earnings per share
--------------------------------------------------------------------------------
Net (loss) income per common share is based on the weighted average number of common shares and common share equivalents outstanding during the period. For the three and nine month periods ended September 30, 1995, the weighted average number of common shares outstanding included common stock issued and stock options granted by the Company during the twelve months preceding the filing date of the Company's Registration Statement on form SB-2.

                         PART I. - FINANCIAL INFORMATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results
           of Operations For the Three and Nine Months Ended September 30, 1996 and 1995

Overview of Significant Activities and Expenses
--------------------------------------------------------------------------------

A net loss of ($475,018), or ($0.24) per share, was incurred during the third quarter of 1996 compared to net income of $26,186, or $0.02 per share, for the corresponding quarter of 1995. Year-to-date 1996 losses increased to ($1,117,314), or ($0.64) per share, compared with losses of ($88,303), or ($0.07) per share, for the similar period in 1995.

Weighted average common shares outstanding were 1,954,876 during the third quarter of 1996, 1,754,013 year-to-date in 1996 and 1,204,719 for corresponding periods in 1995. The substantial increase in shares outstanding from 1995 to the third quarter of 1996, is the result of the Company's completion of its initial public offering ("IPO") of 771,154 shares of common stock in March 1996.

Construction of the Company's new brewery was hindered during the second and third quarters by extremely wet weather and site conditions. However, the building was put under roof during October and interior finish work began. Brewing and packaging equipment manufacturing proceeded on schedule and the equipment began arriving on site in September. The remaining equipment is expected to arrive during the fourth quarter and installation should be accomplished during the month of December. Brewing and packaging operations are expected to begin in January of 1997. The Company anticipates moving its office operations to the new brewery in February, 1997, when the brewery should be substantially complete.

Late in the second quarter of 1996, the Company took actions to slow production of its product at an off-site, third party facility. When full production was expected to begin again in July, the third party brewery's refrigeration and product cooling systems proved inadequate to properly cool the beer during fermentation and prior to filtration and packaging. Production of the Company's product at the third party brewery was therefore suspended for several weeks and, to ensure continuing high product quality, was reduced to one-half its prior rate until September 30, when the brewing arrangement terminated by its terms. The slower rate of production at the third party brewery increased the costs of production at that brewery and reduced the Company's potential for short term market expansion. The termination of production should, however, have positive effects on production costs during the fourth quarter and management believes production at the Company's current brewery will permit it to fill orders in its current markets until shipments from the new brewery begin.

Management took several steps during the third quarter to prepare the Company's distribution network to generate anticipated higher levels of sales in 1997, after the new brewery's increased capacity comes on-line. Shipments to distributors in New Jersey and Chicago were suspended in order to permit the Company to meet demand in its core markets and in preparation to align its wholesale distribution with stronger wholesalers in those markets in the first quarter of 1997. The Company also hosted hospitality events at the National Beer Wholesaler's Association Annual Convention in September. There, senior managers met with 20 wholesale distributors from 13 states where the Company intends to establish new distribution channels during 1997.

Management's Discussion and Analysis
For the Three and Nine Months Ended September 30, 1996 and 1995

The Company also retained Baltimore advertising agency, Gray Kirk VanSant, to design the Company's first direct-to-consumer advertising campaign. A test of this campaign, which utilizes radio, billboards, metro train car cards and limited print media, will be conducted during the holiday season in the fourth quarter. The effectiveness of the campaign will be measured following the holiday season to determine whether the campaign will be extended to additional metropolitan markets.

During the third quarter of 1996 the Company continued to expand its staffing and support services to position itself for rapid growth in current and future markets following the completion of the new brewery. Four new Brewery Representatives were added to staff. These additions doubled the size of the sales staff to eight full-time representatives. Management also began interviewing candidates for an additional seven sales positions which it intends to fill by the end of the first quarter of 1997.

Late in the third quarter of 1996, Chief Financial Officer, Dennis Olson and Marketing Director, Jim Gordon, left the Company. Mr. Olson left his employment for personal reasons and will continue to serve as a consultant to the Company with respect to implementing accounting and internal control systems.
Mr. Gordon's employment was terminated by the Company. Neither position will be filled immediately, as the Company's remaining officers and managers will handle those duties.

Review of Operations
--------------------------------------------------------------------------------
The following table sets forth certain items derived from the Company's Statements of Operations, expressed as a percentage of net sales, for the three and nine month periods ended September 30, 1996 and 1995.

                                                               Percentage of Sales for the Period Ended Sept. 30,
                                                           ----------------------------------------------------------
                                                              Three Months Ended                  Nine Months Ended
                                                              ------------------                  -----------------
                                                            1996              1995             1996              1995
                                                            ----              ----             ----              ----
Gross sales ............................................   107.4%           103.9%            106.0%            104.7%
Less excise taxes ......................................     7.4              3.9               6.0               4.7
Net sales ..............................................   100.0            100.0             100.0             100.0
Cost of goods sold .....................................   109.5             65.6             109.9              70.3
Gross margin ...........................................    (9.5)            34.4              (9.9)             29.7
Selling, general, and admin. expenses ..................   101.2             26.0              80.9              32.2
                                                           -----             ----              ----              ----
(Loss) income from operations ..........................  (110.7)             8.3             (90.8)             (2.5)
Interest (income) expense ..............................    (1.4)             3.0              (0.1)              3.3
Other expenses .........................................     0.0              0.0               0.0               1.0
                                                             ---              ---               ---               ---
Net (loss) income ......................................  (109.3)%            5.4%            (90.7)%            (6.8)%
                                                          ======              ===             =====              ====

Sales
--------------------------------------------------------------------------------
Gross sales for the 1996 and 1995 third quarters were $515,376, and $502,225, respectively, an increase of $13,151, or 2.6%, from 1995 to 1996. Year-to-date sales for 1996 and 1995 were $1,390,119 and $1,364,923, respectively, an increase of $25,196, or 1.8%.

Management's Discussion and Analysis
For the Three and Nine Months Ended September 30, 1996 and 1995

Third quarter volumes were 2,998 and 2,713 barrels for 1996 and 1995, respectively, an increase of 285 barrels, or 10.5%. Year-to-date volumes in 1996 and 1995 were 7,975 and 7,603, respectively, an increase of 372 barrels, or 4.9%.

Revenues per barrel between the third quarters of 1996 and 1995 were $172 and $185 per barrel, respectfully, a decrease of $13 per barrel, while revenues per barrel for the year-to-date periods in 1996 and 1995 were $174 and $180, respectively, a decrease over 1995 of $6 per barrel, or 3.3%. The quarter as well as the year-to-date revenue decline per barrel reflects the sales during the 1996 third quarter of distressed product at a lower overall selling price.

Returns and Allowances
--------------------------------------------------------------------------------
Returns for the third quarters of 1996 and 1995 were ($48,690) and $4,583, respectively, an increase of ($53,273). For the year-to-date periods of 1996 and 1995 returns were ($84,576) and ($15,366), respectively, an increase of ($69,210), or 550.0%.

During the third quarter of 1996, the Company paid approximately $38,000 to distributors for promotional and quantity discount allowances, compared to approximately $7,000 in 1995. On a year-to-date basis, the Company has recorded over $60,000 for these allowances in 1996 compared to approximately $10,000 in 1995. These discount allowances represent partial reimbursements made by the Company to distributors for discounts made by the distributors to their retail customers for purchasing larger quantities of the Company's products.

Excise Taxes
--------------------------------------------------------------------------------
Federal and state excise taxes were $32,156 and $19,246, or 7.4% and 3.9% of net sales, during the third quarters of 1996 and 1995, respectively. For the year-to-date periods of 1996 and 1995 such taxes were $73,643 and $60,195, or 6.0% and 4.7%, respectively. The increase in excise taxes in 1996, as a percentage of net sales, is due to changes in the mix of beer distribution between states. The Federal government and all state governments impose excise taxes on all beer sold. These taxes are levied on volume, regardless of the price or revenue generated from those sales. Each state in which the Company distributes its product has different liquor excise tax rates and regulations, including some states which require the distributor to pay such taxes instead of the producer. In addition, the sale of the distressed product at a lower selling price had a negative impact on excise tax expense as a percentage of sales.

Cost of Goods Sold
--------------------------------------------------------------------------------
Third quarter cost of goods for 1996 and 1995 was $475,644 and $319,973, or 109.5% and 65.6% of net sales, respectively, an increase of $155,671 over 1995. Year-to-date cost of goods sold for 1996 and 1995 was $1,353,843 and $906,963, or 109.9% and 70.3% of net sales, respectively, an increase of $446,880 over 1995.

Management's Discussion and Analysis
For the Three and Nine Months Ended September 30, 1996 and 1995

Had third quarter and year-to-date 1996 costs, as a percentage of net sales, been consistent with those of 1995, cost of goods sold would have been approximately $191,000 and $488,000 lower in the third quarter and year-to-date periods in 1996, respectively. A recap of the most substantial changes in cost of goods sold is presented below.

                                                                 Cost of Goods Sold,
                                                               1996 Increase Over 1995
                                                               -----------------------
              Description of Item                          Third Quarter       Year-to-Date
              -------------------                          -------------       ------------

   Third party brewing facility increased costs              $  40,000          $  105,000
   Physical inventory variances                                 40,000              40,000
   Depreciation expense                                         20,000              55,000
   Materials and packaging variances                            39,000              82,000
   Distressed product sales                                     25,000              25,000
   Labor variances                                              15,000              35,000
   Freight costs                                                 6,000              21,000
   Other fixed costs and expenses                                6,000              23,000
   Reserve for inventory obsolescence                                0              14,000
                                                             ---------          ----------
                     Total change from 1995                  $ 191,000          $  400,000
                                                             =========          ==========

The most substantial portion of the cost increases is related to the third party contract brewing arrangement. That arrangement resulted in a standard cost of goods which was approximately 42% above that for product produced at the Company's facility. In excess of $40,000 of the 1996 third quarter cost increase over 1995 is due to the third party contract. On a year-to-date basis, in excess of $105,000 of the 1996 over 1995 cost is due to the contract. In addition to increased unit cost of production at the third party facility, the Company incurs additional freight costs to ship raw materials to the third party facility and finished goods to the Company's distribution center. In total, 1996 freight costs increased approximately $21,000, or 183.8%, over last year, primarily due to the third party arrangement. That arrangement was terminated as of September 30, 1996. No additional freight charges attributable to the arrangement will be incurred in future periods and the cost of goods sold should diminish in future periods.

Another factor in the increased cost of goods sold for the three and nine months ended September 30, 1996, as compared to the same periods in 1995 can be attributed to certain favorable inventory variances reflected in the third quarter of 1995. The Company performs a physical inventory at the conclusion of each month and compares the actual inventory on hand to the amounts recorded in the financial statements. Any differences resulting from this comparison are recorded in cost of goods sold. Cost of goods sold increased during 1996 by approximately $40,000 as a result of physical inventory variances recorded in 1995. The effects of these variances are expected to add $60,000 to cost of goods sold during the fourth quarter, after which all such variances will be fully accounted for. Physical inventory variances have been reduced significantly in 1996 as a result of improved internal controls and tracking of inventory on a perpetual basis.

Management's Discussion and Analysis
For the Three and Nine Months Ended September 30, 1996 and 1995

Materials and packaging costs increased approximately $39,000 in the third quarter 1996 compared to the comparable period of 1995. On a year-to-date basis, such costs increased $82,000 over the third quarter of 1995. A substantial portion of the increase was due to higher wage rates of production workers and increased costs of packaging materials. Increases in direct labor wages and benefits expense for brewing and packaging personnel have accounted for approximately $10,000 of increased costs in the third quarter of 1996 and $30,000 year-to-date in 1996 in comparison to the comparable periods in 1995.

Depreciation expense increased approximately $20,000 and $55,000 in the third quarter and year-to-date periods of 1996, respectively, than in the comparable periods of 1995. A substantial portion of such depreciation expense increase is due to a reduction in the estimated useful life of the Company's leasehold improvements to its existing facility resulting in the depreciation of such leasehold improvements over a shorter period of time (approximately $10,000 in the third quarter and approximately $30,000 year-to-date in 1996).

Sales of distressed product accounted for $25,000 of the change in cost of goods sold in the third quarter of 1996 compared to the similar period of 1995. The beer was sold at a reduced sales price thus increasing the cost of goods as a percentage of net sales.

Labor variances of production during the third quarter of 1996, caused by base wage increases and overtime wages, accounted for in excess of $15,000 of cost increases over those in the 1995 third quarter, and in excess of $35,000 year-to-date over those in 1995.

Other fixed costs and expenses increased $6,000 in the third quarter of 1996 and $23,000 for the year, over the same periods of 1995. These increases are primarily associated with increases in utilities and lease expenses of forklifts and the Company's delivery truck.

The Company has recorded a $14,000 expense in 1996 for inventory obsolescence. The expense relates to packaging materials that will be obsolete when the Company moves its operations to the new facility. Management believes that this amount accurately estimates the inventory that will be obsolete following the move.

Selling, General and Administrative Expenses
--------------------------------------------------------------------------------
Selling, general and administrative ("S,G&A") expenses were $439,913 and $126,958 in the third quarters of 1996 and 1995, respectively, an increase of $312,955, or 246.5%. S,G&A expenses were $996,472 and $415,297 in the year-to-date periods of 1996 and 1995, respectively, an increase of $581,175, or 140.0%.

Management's Discussion and Analysis
For the Three and Nine Months Ended September 30, 1996 and 1995

S,G&A increases between 1995 and 1996 are in line with the Company's expectations and its plans to expand its manufacturing, sales and marketing capabilities and requisite related support functions. The most significant increases in 1996 costs over related periods in 1995 are presented in the table below. In general, such increases can be attributed to three areas: Those costs associated with the Company's efforts to expand the business (building of the new brewery, additions to sales, marketing and support staffs, costs associated with staff increases and greater market coverage, etc.), the increased costs of being a publicly held and traded company (legal and professional fees, exchange registration fees, etc.), and general business operations costs.

                                                                            1996 Increase Over 1995
                                                                            -----------------------
                           Description of Item                      Third Quarter          Year-to-Date
                           -------------------                      -------------          ------------
         Increased Costs Associated With Expansion of the Business:
                  Salaries and wages                                   $  85,567             $ 157,040
                  Promotion and advertising                              100,290               135,118
                  Travel related                                           4,099                43,336
         Increased Costs Predominately Related to Being a Public Company:
                  Professional fees                                       15,731                86,695
                  Insurance                                               17,532                45,232
                  Licenses, fees and permits                               3,266                18,421
         Increased General Operations Costs:
                  Bad debt expense                                             0                50,000

Other Expense
--------------------------------------------------------------------------------
No "other expense" has been recorded by the Company in 1996 compared to approximately $12,000 in 1995 when the Company incurred such expenses in the defense of its trademark.

Interest (Income) Expense, Net
--------------------------------------------------------------------------------
Interest (income) expense during the third quarter, and year-to-date periods in 1996 was ($6,009) and ($1,101), respectively in comparison to $14,445 and $55,407 during comparable periods in 1995. Interest expense decreased due to the payoff of $412,000 in debt following the IPO coupled with only minimal amounts of borrowing since the IPO. Interest income is primarily the result of the investment of IPO proceeds until required for operating and investment purposes.

Income Tax Provision
--------------------------------------------------------------------------------
The Company has incurred net operating losses during both 1996 and 1995 and, accordingly, no provisions for income taxes have been provided on the Statements of Operations.

Liquidity and Capital Resources
--------------------------------------------------------------------------------
Due to losses experienced during the start-up and expansion of the Company, operations to date have been funded from private and public placements of common stock, primarily, and loans from stockholders and financial institutions. As of September 30, 1996 the Company had working capital of approximately $1.6 million. This balance is principally the result of the IPO which raised approximately $3.8 million (net of selling commissions and offering expenses) for the Company.

Management's Discussion and Analysis
For the Three and Nine Months Ended September 30, 1996 and 1995

Net cash used in investing activities during the three and nine months ended September 30, 1996 was $756,716 and $1,983,659, respectively, which amounts primarily represent deposits placed with vendors for the fabrication of new brewery equipment (approximately $710,000 and $1,682,000, respectively) and purchases of capital assets (approximately ($2,300) and $170,000). In addition, various expenses incurred in arranging for future SBA, MEDCO and Signet financing, brewery construction, and trademarks were capitalized as intangible assets.

Net cash provided by financing activities during the three and nine months ended September 30, 1996 was $921,604 and $4,421,306, respectively, consisting primarily of the first quarter 1996 IPO proceeds of $3,848,000, offset by repayments on short-term and long-term debt of $447,000. Third quarter 1996 activities related primarily to draws against the Signet financing for deposits on equipment as well as routine monthly payments on existing debt and additional financing on new vehicles purchased by the Company for use by its Sales Representatives.

The Company does not currently have a working capital line of credit or any other revolving credit facility but is negotiating to obtain a line of credit from Signet. Management does not anticipate obtaining this or any other revolving credit facility until after the new brewery is operational. This line of credit will be separate from bridge financing proposed by Signet for new brewery equipment and furnishings.

The Company had cash balances of approximately $18,000 at September 30, 1996. In addition, approximately $1,044,000 of cash equivalents (short-term securities with maturates of less than 90 days), approximately $540,000 of which is currently pledged as collateral that guarantees the Company's obligation to Signet for equipment purchases or build out for the new facility.

Management believes that this level of liquidity is sufficient to fund its operations until such time as the Company can generate positive cash flows from operations, which is expected to occur within twelve months after the new brewery begins full scale production.

Impact of Inflation
--------------------------------------------------------------------------------
Although the Company has not attempted to calculate the effect of inflation, management does not believe inflation has had a material effect on its results of operations. Material increases in costs and expenses, particularly packaging, raw material and labor costs, in the future, could have a significant impact on the Company's operating results to the extent that the effect of such increases cannot be transferred to its customers.

Forward-Looking Information
--------------------------------------------------------------------------------
The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for certain forward-looking statements made by the Company in its disclosures to the public. There is certain information contained herein, in the Company's press releases and in oral statements made by authorized officers of the Company which are forward-looking statements, as defined by such Act. When used herein, in the Company's press releases and in such oral statements, the words "estimate," "project," "anticipate," "expect," "intend," "believe," "plans," and similar expressions are intended to identify forward-looking statements.

                          PART II. - OTHER INFORMATION
             For the Three and Nine Months Ended September 30, 1996

                              FREDERICK BREWING CO.

Item 1.  Legal Proceedings
--------------------------------------------------------------------------------
See Note 4 - Commitments and Contingencies, to the Condensed Financial Statements attached hereto.

Item 2.  Changes in Securities
--------------------------------------------------------------------------------
Not applicable.

Item 3.  Defaults Upon Senior Securities
--------------------------------------------------------------------------------
In connection with financing for the new brewery and related equipment, all of the principal lenders of such financing (SBA, MEDCO, and Signet) have placed restrictions upon the Company's ability to pay dividends, enter into new debt financing agreements, guarantee debts of another person or party, make loans to other persons or parties, or make substantial investments in non-current assets other than the new brewery. In addition, debt covenants exist which stipulate various financial ratios which must be maintained by the Company to avoid technical default on the equipment financing.

Item 4.  Submission of Matters to a Vote of Security Holders
--------------------------------------------------------------------------------
Not applicable.

Item 5.  Other Information
--------------------------------------------------------------------------------
See Item 6. Exhibits and Reports on 10-QSB, attached hereto.

Item 6.  Exhibits and Reports on 10-QSB
--------------------------------------------------------------------------------
         (a)      Exhibits Filed:

                  Index to Exhibits
--------------------------------------------------------------------------------
              Ex. 27.       "Financial Data Schedule"
              Ex. 99.1     "Fellow Shareholder" letter
              Ex. 99.2     "Report to Shareholders - 11/96"
              Ex. 99.3     "Press Release - 11/7/96"

                                   SIGNATURES

In accordance with the requirements of the Securities and Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                     Frederick Brewing Co.


   Date  November 11, 1996             /s/  Kevin E. Brannon
         -----------------             -----------------------------------------
                                      Kevin E. Brannon
                                      Chairman of the Board and
                                      Chief Executive Officer


   Date  November 11, 1996            /s/ Craig J. O'Connor
         -----------------            ------------------------------------------
                                      Craig J. O'Connor
                                      Vice President - Finance & Administration