Form 10-K
period 1996-12-31
FREDERICK BREWING CO
filed 1997-03-31
CIK 926978

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB


       [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
           EXCHANGE ACT OF 1934
       For the year ended December 31, 1996.


                        Commission File Number: 000-27800

                              Frederick Brewing Co.
--------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

                      Maryland                                52-1769647
    --------------------------------------------          ------------------
    (State or other jurisdiction of incorporation          (I.R.S. Employer
                  or organization)                        Identification No.)

    4607 Wedgewood Boulevard Frederick, Maryland                 21703
    --------------------------------------------              ----------
      (Address of principal executive offices)                (Zip Code)

                                 (301) 694-7899
             ------------------------------------------------------
                (Issuer's telephone number, including area code)

              103 South Carroll Street, Frederick, Maryland, 21701
             -------------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)


Securities registered under Section 12(b) of the Exchange Act:  None

Securities registered under Section 12(g) of the Exchange Act:

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [ X ] Yes [ ] No

Check if there is no disclosure of delinquent filers in response to Item 405 of the Regulation S-B is not contained in this Form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Pat III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

Issuer's revenues for the recent fiscal year:   $1,871,593

The aggregate market value of voting shares held by non-affiliates as of March 27, 1997 : $ 6,361,127


          Common Stock, $0.00004 Par Value                  1,954,876
          --------------------------------                  ---------
                (Title of Each Class)             (Number of Shares Outstanding
                                                      as of March 27, 1997)

Transitional Small Business Disclosure Format (Check one):
Yes [   ]  No [ X ]


Documents incorporated by reference: Posteffective Amendment No. 1 to the Registration statement on Form SB-2 filed with the Securities and Exchange Commission ("SEC") on March 11, 1996



                              FREDERICK BREWING CO.

--------------------------------------------------------------------------------
                              INDEX TO FORM 10-KSB
--------------------------------------------------------------------------------

PART I.
--------------------------------------------------------------------------------

      ITEM 1.       DESCRIPTION OF BUSINESS                                                       2

      ITEM 2.       DESCRIPTION OF PROPERTY                                                       3

      ITEM 3.       LEGAL PROCEEDINGS                                                             3

      ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                           3

PART II.
--------------------------------------------------------------------------------

      ITEM 5.       MARKET FOR FREDERICK BREWING CO.'S COMMON STOCK
                    AND RELATED SHAREHOLDER MATTERS                                               3

      ITEM 6.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                    AND RESULTS OF OPERATIONS                                                     3

      ITEM 7.       FINANCIAL STATEMENTS                                                         11

      ITEM 8.       CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
                    AND FINANCIAL DISCLOSURE                                                     11

PART III.
--------------------------------------------------------------------------------


      ITEM 9.       DIRECTORS AND EXECUTIVE OFFICERS OF FREDERICK BREWING CO.;
                    COMPLIENCE WITH  SECTION 16(a) OF THE EXCHANGE ACT                           11

      ITEM 10.      EXECUTIVE COMPENSATION                                                       12

      ITEM 11.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                    MANAGEMENT                                                                   13

      ITEM 12.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS                               14

      ITEM 13.      EXHIBITS, LISTS, AND REPORTS ON FORM 8-K                                     14

SIGNATURES
--------------------------------------------------------------------------------


                              FREDERICK BREWING CO.

--------------------------------------------------------------------------------

PART I.
--------------------------------------------------------------------------------

Item 1  -  Description of Business
--------------------------------------------------------------------------------

Since its founding in 1992, Frederick Brewing Co. (the "Company"), has been one of the fastest growing microbreweries in the United States. The Company brews, kegs and bottles at its brewery in Frederick, Maryland, for wholesale to its 31 independent distributors, 10 styles of fresh, full flavored beers and a non-alcoholic birch beer under the "Blue Ridge" brand name. By catering to the segment of the beer drinking market which is seeking a new and different beer experience, the Company has been able to capture a significant share of the specialty beer market in Maryland.

The Company's beers have been critically acclaimed and continue to attract new consumers. Sales have grown from 660 barrels in 1993 to 6,436 in 1994 to 10,031 barrels in 1995 to 10,910 barrels in 1996. The Company began selling Blue Ridge Golden Ale on April 1, 1993, prior to the completion of the construction of its first brewery. The ale was brewed to the Company's formulation under supervision of its Brewmaster at breweries in Frankenmuth, Michigan and Linthicum, Maryland until the Company's brewery was completed and operational in October 1993. Demand quickly outpaced the brewery's original annual 2,070 barrel capacity and plans to effect a wide distribution of the Company's products in Washington, D.C., Northern Virginia, Delaware and parts of Pennsylvania and West Virginia were then postponed. By August 1994, the Company had expanded its annual capacity a maximum of 12,600 barrels. The Company presently sells its beers and non-alcoholic birch beer to independent wholesale distributors in Maryland, the District of Columbia, Virginia, Pennsylvania, West Virginia, Georgia, South Carolina, New Jersey, Massachusetts, Connecticut, Rhode Island and Delaware.

On April 9, 1996, Frederick Brewing Co. began the construction of a 53,000 square foot, state of the art brewing facility in Frederick, Maryland. The initial annual capacity of this new facility is 48,000 barrels. The capacity of the new brewery can be expanded to approximately 150,000 barrels with the addition of fermentation tanks and without further expenditure on land or building. This facility began full production of the Company's products in March 1997. Construction on the brewery has been financed with a portion of the proceeds from the Company's initial public offering ("IPO") completed in March 1996, together with funds loaned by the Maryland Economic Development Corporation ("MEDCO") and Signet Bank Maryland ("Signet" or the "Bank") and guaranteed by the Maryland Industrial Financing Authority ("MIDFA").

The Company's business strategy is to become one of the leading regional craftbrewers in the Eastern United States. During 1997, the Company intends to increase its production to approximately 50,000 barrels through the enlarged capacity of its new brewery and to expand its area of distribution into selected target markets on the East Coast and in certain areas of the Midwest. With this expansion, the Company intends to increase its sales force, focus on building its brand in its existing and new markets, and allocate a larger percentage of revenues to advertising and promotion.

Item 2  -  Description of Property
--------------------------------------------------------------------------------

During fiscal year 1996, the Company operated in a leased facility of approximately 7,700 square feet of office and brewery space in Frederick, Maryland, under a lease that expires January 31, 1998. This facility will be closed upon the completion of the relocation to the new facility. In February 1997, the production staff of Frederick Brewing Co. moved into the new 53,000 square foot facility, which the Company leases, under a lease that expires on March 1, 2017. The new facility which was built for the Company, houses, in addition to the production staff, the office staff, who relocated in March 1997.

--------------------------------------------------------------------------------
Item 3  -  Legal Proceedings
--------------------------------------------------------------------------------

None.
--------------------------------------------------------------------------------
Item 4. Submission of Matters to a Vote of Security Holders
--------------------------------------------------------------------------------

Not applicable.


PART II.
--------------------------------------------------------------------------------

Item 5. Market for Frederick Brewing Co.'s Common Stock and
        and Related Shareholder Matters
--------------------------------------------------------------------------------

The Company's common stock trades on the Nasdaq Small Cap Stock Market under the symbol "BLUE". The number of record shareholders at December 31, 1996 was approximately 1,500. The following table shows the range of high and low closing prices and year end closing prices for the common stock for the most recent fiscal year, on a quarterly basis. The Company's Series A 8% Cumulative Convertible Preferred Stock (the "Series A Preferred Stock") is not traded publicly.

                                              1996
                                              ----
                                   High                        Low
                                   ----                        ---
First Quarter                    $ 7 1/4                    $ 5 1/4
Second Quarter                     5 3/4                      4 7/8
Third Quarter                      5 1/4                      4 23/32
Fourth Quarter                     5 1/8                      3 7/8
Year End Close                                 $ 4

The Company paid no dividends in 1996.

Item 6. Management's Discussion and Analysis of Financial Condition
        and Results of Operations
--------------------------------------------------------------------------------

The following selected financial data and Management's Discussion and Analysis of Financial Conditions and Results of Operations should be read in conjunction with the Company's 1996 financial statements and the notes thereto, included elsewhere in this Form 10-KSB. (See Item 7).


Selected Financial Data
---------------------------------------------------------------------------------------------------------

(in thousands, except share and per share data)
                                                              For the year ended December 31,
                                                        1996          1995          1994        1993
                                                        ----          ----          ----        ----
Sales                                               $   1,872       $   1,832     $   1,186   $     106
Less excise taxes                                         101              87            59           4
                                                    ---------       ---------     ---------   ---------
        Net sales                                       1,771           1,745         1,127         102
Cost of sales                                           1,743           1,253           847          89
                                                    ---------       ---------    ---------    ---------
Gross Profit                                               27             492           280          13
Selling, general, and administrative expenses           2,682             831           485         259
                                                    ---------       ---------    ---------    ---------
Loss from operations                                    2,655            (339)         (205)       (246)
Interest (income) expense, net                            (29)             79            52          11
Other (income) expense                                      -             (42)           (5)          1
                                                    ---------       ---------    ----------   ---------
Loss before income taxes                               (2,625)           (376)         (253)       (258)
(Benefit) provision for income taxes                        -             (17)           17           -
                                                    ---------       ---------    ----------   ---------
Net loss                                            $  (2,625)      $    (359)    $    (269)  $    (258)
                                                    =========       =========    ==========   ==========

Net loss per common share                           $   (1.45)      $   (0.30)    $   (0.24)  $   (0.29)
                                                    =========       =========    ==========   ==========

Weighted average common shares and
   common share equivalents outstanding             1,804,503       1,204,719     1,122,437     886,908
                                                    =========       =========    ==========   =========


Overview of Significant Activities and Expenses
--------------------------------------------------------------------------------

The Company was incorporated in Maryland on March 4, 1992 by Kevin Brannon and Marjorie McGinnis, who, with Steven Nordahl and Steven Tluszcz, are the founders of the Company. FBC sells its beers and birch beer through selected independent wholesale beer distributors who represent the Company's brands in an exclusive geographic territory. The distributors are an important link between the Company and the consumers of its products. As a result, Frederick Brewing works closely with wholesale distributors to educate, motivate and support them in their efforts to penetrate the retail markets in their areas. The Company also works hard to increase consumer recognition of its brands by participating in beer festivals, beer tastings, working to obtain tap handles at up-scale restaurants and bars, and by encouraging consumers and tourists to visit its brewery and try its beer. The Company markets mugs, shirts and other items which display the Blue Ridge brand name.

The Company's sales growth has, at times, been constrained by insufficient production capacity. The Company has expanded its brewery capacity several times since its construction in 1993. Three separate expansions undertaken between February and August of 1994 increased the annual production capacity of the current brewery from approximately 200 per month to approximately 1,000 barrels per month. The Company has increased its production capacity substantially by constructing a second, much larger brewery in Frederick County, Maryland.

In order to build the new brewery the Company entered into agreements to have a third party, Blue II, LLC ("Blue II") purchase the land, construct the new brewery to the Company's specifications and lease the improved property to the Company. Blue II is affiliated with Dr. Nicholas Foris, a director and principal shareholder of the Company, and Edward D. Scott, who is affiliated with Maribeth Visco, a director and the Secretary of the Company, in the real estate brokerage firm Kline, Scott, Visco Commercial Real Estate, Inc. The Company assisted Blue II in obtaining financing for the land purchase and building construction. On July 19, 1996, MEDCO issued $4.5 million in taxable economic development revenue bonds, the proceeds of which were used to purchase the land, for the construction of the building and for the purchase of brewing and other equipment. As a condition of this financing the Company and Blue II are required to meet certain financial covenants. In connection with such loan, the MIDFA partially guaranteed the repayment of these bonds. On that date, Signet purchased the MEDCO-issued bonds and provided the Company a bridge loan of approximately $1.0 million which will be refinanced by the Small Business Administration ("SBA") loan described below. The Company received, on December 7, 1995, the approval of a SBA development company for a $1.0 million SBA loan to partially finance the purchase of brewing equipment and other furnishings. This approval is subject to, among other things, final SBA approval, which the Company believes will be obtained in April 1997. There can be no assurance that the SBA debt financing will close, will close pursuant to the terms of the approval referenced above or will not be altered or revised.

On February 27, 1997, the Company executed two Forbearance Agreements with Signet. The first Forbearance Agreement (the "Blue II Forbearance Agreement") related to the $3.0 million MEDCO bond (the "Blue II Facility") relative to the construction of the new brewery. The other Forbearance Agreement (the "FBC Forbearance Agreement") related to the $1.5 million MEDCO Bond (the "FBC Facility") and to the $969,000 bridge loan from the Bank ("Bridge Loan"), the proceeds of which were to be loaned to the Company to purchase brewing equipment for the new brewery. The Forbearance Agreements were executed by the Company as a result of an approximately $340,000 difference between the amount of the Blue II Facility and the cost to construct the new brewery as well as a decline in the Company's cash position which resulted from significant weather-related delays during construction, and an approximately $250,000 difference between the FBC Facility and the Bridge Loan and the cost to acquire certain brewing equipment. These so-called "funding deficiencies" caused Signet to claim the Bridge Loan was in default and to temporarily cease funding the Blue II Facility and the Bridge Loan as of January 22, 1997, subject to the execution of the Forbearance Agreements. The Forbearance Agreements will facilitate the full funding of the Blue II Facility and the Bridge Loan, as set forth below. During the negotiations of the Forbearance Agreements, work on the new brewery continued unabated.

The Blue II Forbearance Agreement recites that Blue II has defaulted under the Blue II Facility due to its failure to cure a funding deficiency thereunder and that an Event of Default has occurred under the Bridge Loan. However, Signet has agreed, pursuant to the Blue II Forbearance Agreement, to forbear in the exercise of its rights and remedies under the Blue II Facility loan documents and to continue to make loan advances to Blue II to facilitate the completion of the new brewery, provided: (i) no other event of default occurs under the Blue II Facility loan documents, and (ii) Blue II and the Company perform their obligations under the Blue II Forbearance Agreement. Signet's agreement to forbear from exercising its rights and remedies under the Blue II Facility loan documents and to make advances thereunder are conditioned upon, among other things: (i) Blue II providing to the Bank the amount by which the proceeds of the Blue II Facility will be insufficient to satisfy the unpaid Acquisition Costs (as defined in the Blue II Facility) of the new brewery through final completion of the new brewery (the "Final Net Funding Deficiency"); (ii) the sale by the Company of its Series A Preferred Stock to the general contractor of the new brewery in an amount equal to the Final Net Funding Deficiency; (iii) the revision of the Projected Completion Date (as defined in the Blue II Facility) of the new brewery to be March 14, 1997; (iv) the use of the certain funds escrowed with Signet to pay current requisitions for funding under the Blue II Facility; (v) the payment by the Company of all of the Signet's fees and expenses relating to these Forbearance Agreements; and (vi) the waiver by the Company of all causes of action against Signet, MEDCO, and MIDFA. Signet provided a letter to the general contractor prior to its purchase of the Series A Preferred Stock that it will complete the funding of the Blue II Facility upon the general contractor's acquisition of such shares. The Company has agreed to repurchase such shares from the general contractor when ----------.As of March 27, 1997, Blue II and the Company had performed their obligations under the Blue II Forbearance Agreement and, the events of defaults recited therein were, by operation of the Blue II Forbearance Agreement, cured and/or waived.

The FBC Forbearance Agreement recites that Signet by letter dated February 3, 1997, advised the Company that certain events of default have occurred with respect to the FBC Facility, including (i) the occurrence of adverse changes deemed material by Signet with respect to the business, assets, operations of financial condition of the Company, and (ii) the failure of Blue II to cure the funding deficiency under the Blue II Facility. However, the Bank has agreed, pursuant to the FBC Forbearance Agreement, to forbear in the exercise of its rights and remedies under the FBC Facility loan documents and to continue to make loan advances (up to $250,000 immediately and the remaining loan balance upon the satisfaction of the conditions set for below) to the Company under the Bridge Loan to facilitate the purchase of the brewing equipment provided: (i) no other event of default occurs under the FBC Facility Loan Documents, and (ii) the Company performs its obligations under the FBC Forbearance Agreement. Signet's agreement to forbear from exercising its rights and remedies under the FBC Facility loan documents and to fund the remaining balance of the Bridge Loan are conditioned upon, among other things: (i) the maintenance by the Company of Eligible Accounts Receivable (as defined in the FBC Forbearance Agreement) of not less than $100,000 until March 31, 1997 and of not less than $200,000 thereafter, tested twice monthly: (i) the payment to the Bank of a fee of $25,000 in cash or Company Common Stock; (iii) the execution of an unconditional personal guarantee of the Bridge Loan by the Chief Executive Officer and the President of the Company; (iv) the payment over to Signet of any proceeds obtained from the sale of the equipment at the old brewery to be held to further collateralize the Bridge Loan; (v) Signet not having been advised that the SBA has terminated its commitment to extend a $1.0 million loan to the Company; (vi) the payment by the Company of all of Signet's fees and expenses relating to the Forbearance Agreements; and (vii) the waiver by the Company of all causes of action against Signet, MEDCO and MIDFA. If the Company performs its obligations under the FBC Forbearance Agreement, the events of default recited therein will be deemed by Signet to have been cured and/or waived.

The Blue II Facility and the FBC Facility each contain restrictive covenants, including certain financial ratios relating to the Company's liquidity and financial position at certain dates set forth in the loans and restrictions on the occurrence of adverse changes deemed material by the Bank with respect to the business, assets, operations or financial condition of the Company. The Company has not complied with certain of the financial ratios set forth in the agreements. During the first quarter of 1997, the Company obtained a waiver from the Bank related to certain violations of financial covenants as of December 31, 1996 set forth in the Company's loan agreements with the bank.

The Company's capacity utilization has significant impact on gross profits. When the facilities are operating at their maximum designed production capacity, profitability is favorably affected by spreading depreciation and other fixed and semivariable operating costs over a larger sales base. Conversely, when a brewery is operating at lower production levels, as the Company expects initially be the case at the new brewing facility, gross margins will be negatively affected. The Company anticipates that its variable costs, such as ingredients, packaging materials and labor will decrease in the future due to the economies of scale anticipated with the operation of the new brewery.

The Company believes that factors other than capacity utilization are also likely to influence gross profit margins, including the higher costs of opening and maintaining distribution relationships in more distant new markets. The Company also expects that net revenues per barrel may, in the future, decline somewhat due to greater use of incentive pricing and competitive pressures.

A net loss of ($2,625,174), or ($1.45) per share, was incurred during 1996 compared to net loss of ($359,120), or ($0.30) per share, for 1995. Costs associated with the Company's efforts to expand its business including additions to sales, marketing and support staffs, costs associated with staff increases and greater market coverage, the increased costs of being a publicly held and traded and general business operations costs were the primary reasons for the increase in the loss between the periods. In addition, the Company wrote off approximately $641,000 of assets and leasehold improvements related to the old brewing facility which will be closed upon the commencement of full scale operations in the new facility in early 1997.

Due to the Company's current lack of liquidity and need for additional working capital, the Company is currently in the process of raising additional equity capital of up to $2.0 million pursuant to a private placement of its Series A Preferred Stock to primarily "accredited investors" as that term is defined by Regulation D promulgated under the Securities Act of 1933, as amended. The following is a brief description of the terms of the Series A Preferred Stock:
(i) the number of shares of Series A Preferred Stock being offered is a minimum of 600 shares and a maximum of 4,000 shares; (ii) the Series A Preferred Stock will rank senior to the Common Stock with respect to dividend and liquidation rights; (iii) dividends on the Series A Preferred Stock are payable at the annual rate of $40.00 per share per annum, when, as and if declared by the Company's Board of Directors. If not declared, dividends will accumulate and be payable in the future. Full dividends must be paid or set aside on the Series A Preferred Stock before dividends may be paid or set aside on the Company's Common Stock. All dividend payments will be subordinated to the Company's debt obligations, and will be subject to the prior approval of Signet and the Company's other future lenders. Signet has stated that it will not permit dividends to be paid on the Series A Preferred Stock in 1997.

As of March 27, 1997, the Company had consummated the private sale of 1,418 shares of the Series A Preferred Stock for $709,000 and anticipates additional sales of approximately 200 to 400 additional Series A shares by March 31, 1997, on which date the offering will terminate, pursuant to the Company's election to terminate the offering. The Company also may seek to raise additional equity capital in the private or public markets from time to time in the future on terms and conditions to be determined by the Company at such time or times.

Effective as of March 13, 1997, the Company's Board of Directors authorized raising up to $3.5 million by the issuance and private sale of up to 3,500 shares of its Series B Convertible Preferred Stock ("Series B Preferred Stock") to "non-United States persons" as that term is defined by Regulation D promulgated under the Securities Act of 1933, as amended. The following is a brief description of the terms of the Series B Preferred Stock: (i) the number of shares of Series B Preferred Stock being offered is 3,500 shares; (ii) the Series B Preferred Stock will rank senior to the Common Stock and to the Series A Preferred Stock with respect liquidation rights; (iii) dividends on the Series B Preferred Stock may be declared and paid if, when and to the extent determined from time to time by the Company's Board of Directors, provided that such dividends shall be declared with respect to the Series B Preferred Stock on par with dividends declared with respect to the Company's Common Stock. The Company does not expect to declare or pay such dividends in the foreseeable future. The Company anticipates that all of the authorized Series B Preferred Stock will be placed on or about March 31, 1997 and expects to file a report on Form 8-K with respect to that transaction within 15 days of the closing of that transaction.

The primary purpose of the private offering of the Series A and Series B Preferred Stock is to provide funds for the completion of the new brewery, payment of offering expenses, the payment of the hiring and training of administrative and sales personnel, and the payment of certain promotional, marketing and advertising expenses. The balance of the net proceeds will be for working capital and general corporate purposes. The Company may also use a portion of the net proceeds for the acquisition of stock, debt, assets or businesses or products from other brewers or independent third parties that are complementary to those of the Company, although no such acquisitions are planned or being negotiated as of the date hereof, and no portion of the net proceeds has been allocated for such expansion or for any specific acquisition. Pending such uses, the net proceeds of the offering will be invested in short-term, interest or dividend-bearing securities. See also Notes 6 and 11 to the Notes to the Financial Statements.

Weighted average common shares outstanding were 1,804,503 at year end 1996, and 1,204,719 for corresponding period in 1995. The substantial increase in shares outstanding from 1995 1996, is the result of the Company's completion of its "IPO" of 771,154 shares of common stock in March 1996.

Sales
--------------------------------------------------------------------------------
Sales are affected by market distribution, seasonal product introductions, promotions and competition. For 1996 and 1995 sales were $1,871,593 and $1,832,136, respectively, an increase of $39,457, or 2.2%. Production volumes in 1996 and 1995 were 10,910 barrels and 10,031 barrels, respectively, an increase of 879 barrels, or 8.8%. Revenues per barrel for the years 1996 and 1995 were $172 and $183 per barrel, respectively, a decrease of $11 per barrel, or 6.4% This revenue decline per barrel reflects the sales during 1996 of distressed product at a lower overall selling price.

Excise Taxes
--------------------------------------------------------------------------------
Federal and state excise taxes were $100,697 and $86,763, during 1996 and 1995, respectively, representing 5.7% and 5.0% of net sales, respectively. The increase in excise taxes in 1996, as a percentage of net sales, is due to changes in the proportion of beer distribution between states where the beer is being distributed. The Federal government and all state governments impose excise taxes on all beer sold. These taxes are levied on volume, regardless of the price or revenue generated from those sales. Each state in which the Company distributes its product has different liquor excise tax rates and regulations, including some states which require the distributor to pay such taxes instead of the producer.

Cost of Goods Sold
--------------------------------------------------------------------------------
Cost of goods sold for 1996 and 1995 was $1,743,896 and $1,253,181, respectively. The most substantial portion of the cost increases was related to the Company's third party contract brewing arrangement with Johnson Beer Company, Inc. Charlotte, North Carolina. That arrangement resulted in a cost of goods which was approximately 42% greater than that for the product produced at the Company's facility. Approximately $105,000 of the 1996 cost increase over 1995 was due to this third party contract. In addition to the increased unit cost of production caused by the third party contract, the Company incurred additional freight costs to ship raw materials to the third party facility and finished goods to the Company's distribution center. This arrangement was terminated as of September 30, 1996. No additional freight charges attributable to the arrangement will be incurred in future periods and the cost of goods sold should normalize in future periods.

Materials and packaging costs increased during 1996 compared to 1995 due to increased costs of acquiring such packaging materials. Depreciation expense also increased during 1996, substantially due to a reduction in the estimated useful life of the Company's leasehold improvements to its existing facility. The Company recorded a provision for inventory obsolescence in 1996 of $48,060 relating to packaging materials that will no longer be of use when the Company moves its operations to the new facility. There was no such provision recorded in 1995.

Selling, General, and Administrative Expenses
--------------------------------------------------------------------------------

Selling, general, andadministrative ("S,G&A") expenses were $2,040,786 and $831,154 in 1996 and 1995, respectively. S,G&A increases from 1995 to 1996 are consistent with the Company's expectations in the expansion of its manufacturing, sales, and marketing capabilities and the requisite related support functions. During 1996, the Company launched its first advertising campaign to promote its products. This campaign along with other smaller market support efforts were a substantial portion of the S,G&A increase over 1995. In addition, costs associated with the Company's efforts to expand its business (additions to sales, marketing and support staffs and greater market coverage, etc.), the increased costs of being a publicly held and traded company (legal and professional fees, etc.), and general business operations costs, were the primary reasons for the increase between the comparable periods.

Other Expense
--------------------------------------------------------------------------------
During 1996, the Company incurred an expense of $640,815 which related to the write-off of leasehold improvements and the write-down of machinery and equipment to be disposed of at their fair value. The equipment being disposed of had been used in its old facility, which is being closed following the completion of the new brewery in early 1997.

Interest (Income) Expense, Net
--------------------------------------------------------------------------------
Interest (income) expense during 1996 was ($28,202) compared to $78,926 in 1995. Interest expense decreased due to the payoff of $412,000 in debt obligations following the IPO. Borrowings during 1996 were not made until the fourth quarter, thus interest expense on these borrowings was only recorded during a small portion of the year. Interest income was primarily the result of the investment of IPO proceeds until required for operating purposes.

Income Tax Provision
--------------------------------------------------------------------------------

The Company has incurred net operating losses during both 1996 and 1995 and, accordingly, no provisions for income taxes have been provided in the Statements of Operations.

Liquidity and Capital Resources
--------------------------------------------------------------------------------
Due to losses experienced during the start-up and expansion of the Company, operations to date have been funded primarily from private and public placements of common stock, and loans from stockholders and financial institutions. As of December 31, 1996 the Company had a working capital deficit of approximately $67,000. This balance was principally the result of current maturities of long term debt as well as recurring operating losses. Net cash used in operating activities was approximately $1.7 million in 1996.

Net cash used in investing activities during 1996 was approximately $3,000,000 which primarily represented deposits placed with vendors for the fabrication of new brewery equipment and purchases of capital assets. In addition, various expenses incurred in arranging for MEDCO, Signet and future SBA financing, brewery construction, and trademarks were capitalized as intangible assets.

Net cash provided by financing activities during 1996 was approximately $5.4 million, consisting primarily of net IPO proceeds of $3,848,000 and proceeds from debt incurred to finance the equipment for the new facility (see Note 5 of the Financial Statements), offset by repayments on short-term and long-term debt of $447,000.

The Company does not currently have a working capital line of credit or any other revolving credit facility but is negotiating to obtain a line of credit from Signet. Management does not anticipate obtaining this or any other revolving credit facility until after the new brewery is operational. This line of credit would be separate from the bridge financing by Signet for new brewery equipment and furnishings currently in place.

The Company had a cash balance of approximately $49,000 at December 31, 1996. In addition, at December 31, 1996, approximately $640,000 of cash equivalents (short-term securities with original maturities of less than 90 days), was pledged as collateral to guarantee the Company's obligation to Signet for equipment purchases and/or build out for the new facility and was recorded as restricted cash.

In February 1997, the Board of Directors authorized the issuance of up to $2.0 million the Series A Preferred Stock and in March 1997 unauthorized the sale of up to $3.5 million of Series B Preferred Stock. In connection with the forbearance agreements (see Note 5 of the Financial Statements) related to certain of the Company's outstanding loans, the Company had, as of March 27, 1997, issued 1,418 shares of Series A Preferred Stock resulting in proceeds of $709,000.

Management believes that this level of liquidity may be insufficient to fund its operations and continues to seek capital through private placement offerings (see "Overview of Significant Activities and Expenses") until such time as the Company can generate positive cash flows from operations, which is expected to occur within twelve months after the new brewery begins full scale production. No assurance can be given that positive cash flows will occur at such time.

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

Forward-Looking Information
--------------------------------------------------------------------------------
The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for certain forward-looking statements made by the Company in its disclosures to the public. There is certain information contained herein, in the Company's press releases and in oral statements made by authorized officers of the Company which are forward-looking statements, as defined by such Act. When used herein, in the Company's press releases and in such oral statements, the words "estimate," "project," "anticipate," "expect," "intend," "believe," "plans," and similar expressions are intended to identify forward-looking statements. See
Exhibit 99 for a discussion of the risks and uncertainties which could cause actual results to differ materially from the forward-looking information.

Item 7. Financial Statements
--------------------------------------------------------------------------------

See page F-1 for Index to Financial Statements

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
--------------------------------------------------------------------------------

None.


PART III.

Item 9.  Directors and Executive Officers of Frederick Brewing Co.
--------------------------------------------------------------------------------

Name                               Age      Position                                   Since
----                               ---      --------                                   -----
Kevin E. Brannon                   42      Chairman  & Chief Executive Officer          1992

Marjorie A. McGinnis               34      President & Chief Operating Officer          1992

Steven T. Nordahl                  27      VP-Brewing Operations & Brewmaster           1994

Craig J. O'Connor                  26      VP-Finance & Administration                  1994

Dr. Nicholas P. Foris              69      Director                                     1994

Carl R. Hildebrand                 45      Director & Treasurer                         1995

Jerome M. Pool                     60      Director                                     1993

Peter C. Spellar                   51      Director                                     1995

Maribeth Visco                     37      Director & Secretary                         1993


Mr. Brannon, prior to starting the Company in 1992, was an attorney with the law firm of Preston, Gates, & Ellis, in Portland, Oregon.

Ms. McGinnis, prior to starting the Company in 1992, was a partner of B&G Partnership and Butler Brothers Farm and Orchard in Martinsburg, West Virginia.

Mr. Nordahl, prior to joining the Company in 1993, graduated from the Master Brewer's program at the University of California at Davis, in Davis, California.

Mr. O'Connor, prior to joining the Company in 1994, was the general accountant for the Frick Division of York International in Waynesboro, Pennsylvania, for two years and prior thereto was a student at and graduated from Roanoke College, Salem Virginia.

Dr. Foris is a general and thoracic cardiovascular surgeon who practices in Frederick, Maryland. He is a member of the Compensation Committee of the Board.

Mr. Hildebrand has a certified public accounting practice, Hildebrand, Limparis, and Hevey, in Rockville and Frederick, Maryland. Prior to August 1995, he was a partner with the accounting firm of McLean, Koehler, Sparks and Hammond, Frederick, Maryland. He serves as the Company's Treasurer and serves on the Audit and Compensation Committees of the Board.

Mr. Pool is retired and has been a business consultant since December 1991. Prior thereto, he was the Chairman of the Board and President of Jantzen, Inc. He is also a director of Pacific Metal Company, Portland, Oregon. He is a member of the Audit and Compensation Committees of the Board.

Mr. Spellar is the President of the Applied Systems Group of York International Corporation, York, Pennsylvania, a NYSE traded company. He is a member of the Audit Committee of the Board.

Ms. Visco is a partner in the commercial leasing firm of Kline, Scott, Visco, Frederick, Maryland. She serves as the Company's Secretary and is a member of the Compensation Committee of the Board.

Section 16(a) of the Exchange Act requires the Company's officers, directors and persons who own more than 10% of the Company's Common Stock to file reports of ownership and changes in ownership with the Securities and Exchange Commission and the National Association of Securities Dealers, Inc. Officers, directors and greater than 10% stockholders are required by regulation to furnish the Company with copies of all forms they file pursuant to Section 16(a) of the Exchange Act. The Company knows of no person who owns 10% or more of the Company's Common Stock.

Based solely on review of copies of such forms furnished to the Company, or written representations from its officers and directors, the Company believes that during, and with the respect to, fiscal 1996, the Company's officers and directors complied in all aspects with the reporting requirements promulgated under Section 16(a) of the 1934 Act.

Item 10.  Executive Compensation
--------------------------------------------------------------------------------
The following table sets forth all compensation awarded to, earned by, or paid for services rendered to the Company in all capacities during the fiscal year ended December 31, 1996, by the Company's named executive officers.

                                          Summary Compensation Table
                                          --------------------------
                                               Annual Compensation                          Long-Term
                                               --------------------                        Compensation
                                                                                              Awards
                                                                                             ------
Name                                 Salary              Bonus               Other           Options         All Other
----                                 ------              -----               -----           -------         ---------
Kevin E. Brannon (1)                 $61,000              $ 0                 $ 0               0               $ 0
Marjorie A. McGinnis (2)             $61,000              $ 0                 $ 0               0               $ 0
Steven T. Nordahl (3)                $49,000              $ 0                 $ 0               0               $ 0
Craig J. O'Connor (4)                $40,000              $ 0                 $ 0              762              $ 0

(1) On February 4,5, 1994, Mr. Brannon exercised options for 27,639 shares of Common Stock at an exercise price of $.50 per share for an aggregate realized value of $13,819.50. He had no unexercised options as of December 31, 1996.

(2) On February 4,5, 1994, Ms. McGinnis exercised options for 27,639 shares of Common Stock of an exercise price of $.50 per share for an aggregate realized value of $13,819.50. She had no unexercised options as of December 31, 1996.

(3) At December 31, 1996, Mr. Nordahl had options to acquire 16,779 shares of Common Stock at an exercise price of $.50 per share; all of such options were immediately exerciseable and the value of such in-the-money options at December 31, 1996 was $58,726.50.

(4) Only Mr. O'Connor was granted immediately exerciseable options during the fiscal year ended December 31, 1996 under the Company's 1995 Stock Option Plan, which represented 7.8% of the total options granted to employees during the fiscal year, at an exercise price of $6.00 per share, which expires in March 2016. For a description of the Company's 1995 Stock Plan, reference is made page 68 of the Company's final Prospectus dated March 5, 1996, which is incorporated herein by reference from the Post-Effective Amendment No. 1 to the Registration Statement on Form SB-2 filed with the SEC on March 11, 1996 ("Form SB-2).

Director Compensation

     For a description of the compensation of the directors of the Company, reference is made to page 69 of the Company's final Prospectus dated March 5, 1996, which is incorporated herein by reference from the Form SB-2.

Employment Agreements

     For a description of the employment agreements for the named executive officers of the Company, reference is made to page 67 of the Company's final Prospectus dated March 5, 1996, which is incorporated herein by reference from the Form SB-2.

Item 11.  Security Ownership of Certain Beneficial Owners and Management
--------------------------------------------------------------------------------
The following table sets forth certain information regarding beneficial ownership of the Company's Common Stock as of March 27, 1997, by (i) each person known by the Company to be the beneficial owner of more than 5.0% of the Company's Common Stock, (ii) each of the Company's directors, (iii) each of the Company's executive officers named in the Summary Compensation Table (see Item 10 hereof), and (iv) all executive officers and directors as a group. Except as otherwise noted, the named beneficial owner has sole voting and investment power.

                                          Shares Beneficially Owned
                                             as of March 27, 1997
                                          -------------------------
Directors, Named Executive Officers        Number             Percent
           and 5% Stockholders             ------             -------
-----------------------------------
Kevin E. Brannon (2)                      145,797             7.46%
Marjorie A. McGinnis (2)                  145,797             7.46
Nicholas P. Foris, M.D.(2)(3)             116,194             5.93
Carl R. Hildebrand (4)                      3,000             0.15
Jerome M. Pool (5)                         22,344             1.14
Maribeth Visco (6)                         26,680             1.36
Peter C. Spellar (7)                       43,792             2.24
Steven T. Nordahl (10)                     54,739             2.78
Craig J. O'Connor (8)                         762             0.00
Steven Tluszcz (9)                        102,029             5.18
All directors and executive officers
as a group (nine persons)                 559,105            28.06

(1) Based upon information furnished by respective individuals. The information is not necessarily indicative of beneficial ownership for any other purpose. Under regulations promulgated pursuant to the Securities Exchange Act of 1934, as amended (the "Exchange Act"), shares are deemed to be beneficially owned by a person if he or she directly or indirectly has or shares: (i) voting power, which includes the power to vote or to direct the voting of the shares, or (ii) investment power, which includes the power to dispose or to direct the disposition of the shares.

(2) The number of shares shown in the table includes the exercise of options for 27,639 shares of Common Stock for each of Mr. Brannon and Ms. McGinnis on February 15, 1996 and excludes the number of shares beneficially owned by the other. The business address for such persons is 4607 Wedgewood Boulevard, Frederick, Maryland 21703.

(3) Includes immediately exercisable options to purchase 4,000 shares of Common Stock.

(4) Includes immediately exercisable options to purchase 3,000 shares of Common Stock.

(5) Includes immediately exercisable options to purchase 5,000 shares of Common Stock.

(6) With respect to Ms. Visco's shares, see Item 12, and Certain Relationships and Related Transactions, below includes immediately exerciseable options to purchase 5,000 shares of Common Stock.

(7) Includes 542 shares owned by Mr. Spellar's daughter who resides with Mr. Spellar but does not include 15,718 shares owned by Mr. Spellar's other adult children who do not reside with him includes immediately exerciseable options to purchase 3,000 shares of Common Stock.

(8) Consists solely of immediately exercisable options to purchase 762 shares of Common Stock.

(9) Includes immediately exercisable options to purchase 13,412 shares of Common Stock.

(10) Under the Exchange Act, a person is deemed to have beneficial ownership of any shares of Common Stock which may be acquired within 60 days of March 27, 1997 pursuant to the exercise of outstanding stock options. Shares of Common Stock which are subject to stock options are deemed to be outstanding for the purpose of computing the percentage of outstanding Common Stock owned by such person or group but not deemed outstanding for the purpose of computing the percentage of Common Stock owned by any other person or group. The amounts set forth in the table include 16,779 shares which may be received upon the exercise of stock options by Mr. Nordahl, 762 shares which may be acquired upon exercise of stock options by Mr. O'Connor (see footnote (6) below) and 20,000 shares which may be received upon the exercise of stock options by the non-employee directors. For all the directors and executive officers as a group, the number of shares includes 37,561 shares of Common Stock subject to outstanding stock options.


Item 12.  Certain Relationships and Related Transactions
--------------------------------------------------------------------------------

The information provided on pages 72 and 73 of the Company's Prospectus dated March 5, 1996 entitled "Certain Transactions" is incorporated herein by reference from the Pre-effective Amendment No. 5 to the Form SB-2 filed with the Securities and Exchange Commission on March 5, 1996.

Item 13.  Exhibits, List and Reports on Form 8-K
--------------------------------------------------------------------------------

         (a)      Documents filed as part of this Report.

                  (1) The following documents are filed as part of this report and this list includes the Index to the Financial Statements:

                  Report of Independent Accountants

                  Financial Statements:

                        Balance Sheets as of December 31, 1996 and 1995.

                        Statements of Operations for the Years Ended
                        December 31, 1996 and 1995.

                        Statements of Changes in Stockholders' Equity of the Years Ended December 31, 1996 and 1995.

                        Statements of Cash Flows for the Years Ended
                        December 31,1996 and 1995.

                  Notes to Financial Statements

                  (2) All schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are omitted because they are not applicable or the required information is included in the Financial Statements or notes thereto.

                  (3)(a) The following exhibits are filed as part of this Form 10-KSB, and this list includes the Exhibit Index.

         No.                        Description
         -----------------------------------------------------------------------
         3.1      Amended and Restated Articles of Incorporation1

         3.2      Amended and Restated Bylaws2

         4        Stock Certificate2

         10       Material Contracts:

                  (i) Stock Option Agreement dated April 15, 1993 between the Company, Edward D. Scott, Kevin E. Brannon, and Marjorie McGinnis;2*

                  (ii) Form of Shareholder Agreement;2

                  (iii) Form of Termination of Shareholder Agreement;2

                  (iv) Employment Agreement dated December 9, 1995 between the Company and Kevin E. Brannon;2*

                  (v) Employment Agreement dated December 9, 1995 between the Company and Marjorie A. McGinnis;2*

                  (vi) Employment Agreement dated December 9, 1995 between the Company and Steven T. Nordahl;2*

                  (vii) Employment Agreement dated December 9, 1995 between the Company and Craig J. O'Connor;2*

                  (viii) Employment Agreement dated February 20, 1993 between the Company and Steven Tluszcz;2

                  (ix) Lease Agreement dated February 15, 1994 between the Company and Carroll Creek LLC;2

                  (x) Lease Agreement dated March 25, 1994 between the Company and Carroll Creek LLC;2

                  (xi) Addendum to the Agreement of Lease dated March 30, 1995 between the Company and Carroll Creek LLC;2

                  (xii) Agreement of Lease dated January 21, 1993 between the Company, Kevin E. Brannon, and South Carroll Street Partnership;2

                  (xiii) Letter lease dated January 18, 1995 between the Company and Frederick Produce Company, Inc;2

                  (xiv) Form of Distribution Agreement;2

                  (xv) Letter from the Company dated October 30, 1993 to the Kronheim Company, Inc.;2

                  (xvi) Non-employee Directors Stock Option Plan;2*

                  (xvii) 1995 Stock Option Plan;2*

                  (xviii) Form of Promissory Note dated various dates from the Company to certain stockholders;2

                  (xix) Promissory Note dated June 18, 1994 between the Company and Dr. Nicholas Foris;2

                  (xx) Promissory Note dated March 18, 1994 between the Company and Dr. Nicholas Foris;2

                  (xxi) Contract Brewing Agreement dated December 12, 1995 by the Johnson Beer Company and the Company;2

                  (xxii) Promissory Note by the Company to FCNB Bank dated November 24, 1995 with a guarantee by Dr. Nicholas Foris;2

                  (xxiii) Agreement of Sale by and between the Company and SOPM Limited Partnership dated November 7, 1995;2

                  (xxiv) Assignment and Extension of Agreement of Sale by and between the Company and Blue II, LLC dated December 19, 1995;2

                  (xxv) Letter of Intent for Build-to-Suit Light Industrial Space by and between the Company and Blue II, LLC dated December 21, 1995;2

                  (xxvi) Resolutions adopted by the Maryland Industrial Development Financing Authority;2

                  (xxvii) Letter dated January 30, 1996 from the Maryland Economic Development Corp.;2

                  (xxviii) Letter dated January 30, 1996 from Ryan, Lee & Company, Inc.;2

                  (xxix) Letter dated January 24, 1996 from the Mid-Atlantic Business Finance Co.;2

                  (xxx) Letter from Signet Bank/Maryland dated January 16,
1996;2

                  (xxxi) Loan and financing agreement between Blue II, MEDCO, Signet and the Company;3

                  (xxxii) Promissory note;3

                  (xxxiii) $3,000,000 Economic Development Revenue Bond;3

                  (xxxiv) Construction contract between Blue II, Morgan Keller, Inc, and the Company;3

                  (xxxv) Lease Agreement between Blue II, LLC and the Company;3

                  (xxxvi) Loan and financing agreement between MEDCO, Signet and the Company;3

                  (xxxvii) Promissory note;3

                  (xxxviii) $1,500,000 Economic Development Revenue Bond;3

                  (xxxix) Loan and security agreement - $969,000 Bridge loan;3

                  (xxxx) Promissory note - bridge loan;3

                  (xxxxi) Filler/capper equipment;3

                  (xxxxii) Bottling line;3

                  (xxxxiii) Mechanical and electrical work;3

                  (xxxxiv) Phase I Industrial wastewater treatment;3

                  (xxxxv) Bottle supply;3

                  (xxxxvi) Interior fit out of new brewery office space;3

                  (xxxxvii) Blue II Forbearance Agreement;4

                  (xxxxviii) FBC Forbearance Agreement;4

         21       Subsidiaries of the Registrant - None.

         27       Financial Data Schedule.

         99 Safe Harbor Under the Private Securities Litigation Reform Act of 19954

                  (3)(b)  Reports filed on Form 8-K-6.  None


         None.

         1 Incorporated by reference from Pre-effective Amendment No. 5 to the Form SB-2 filed with the SEC on March 5, 1996.

         2 Incorporated by reference from Form SB-2 filed with the SEC on December 12, 1995.

         3 Incorporated by reference from Form 10-QSB, Quarterly Report, filed with the SEC on June 30, 1996.

         4 Incorporated by reference from Form 8-K, Current Report, filed with the SEC on February 27, 1997.

         *  Management contract or compensatory plan or agreement.

                          INDEX TO FINANCIAL STATEMENTS

Report of Independent Accountants ..........................................F-2

Financial Statements:

         Balance Sheets ....................................................F-3

         Statements of Operations ..........................................F-4

         Statements of Changes in Stockholders' Equity .....................F-5

         Statements of Cash Flows ..........................................F-6

         Notes to Financial Statements .....................................F-7

                        Report of Independent Accountants
                        ---------------------------------

Board of Directors
Frederick Brewing Co.
Frederick, Maryland

         We have audited the accompanying balance sheets of Frederick Brewing Co. as of December 31, 1996 and 1995, and the related statements of operations, changes in stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

         We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Frederick Brewing Co. as of December 31, 1996 and 1995, and the results of its operations and its cash flows for the years then ended, in conformity with generally accepted accounting principles.


                            Coopers & Lybrand L.L.P.

Rockville, Maryland
February 26, 1997 except as to
         Note 11 for which the date is
         March 31, 1997

                              Frederick Brewing Co.
                                 Balance Sheets
                           December 31, 1996 and 1995

                                                                1996                     1995
                                                                ----                     ----
                          ASSETS
-----------------------------------------------------------
Current Assets:
       Cash and cash equivalents                            $    48,990              $         -
       Cash - restricted                                        640,000                        -
       Trade receivables, net                                   239,413                  253,359
       Inventories, net                                         210,563                  209,473
       Prepaids and other current assets                         82,412                   42,633
             Total current assets                             1,221,378                  505,465
                                                             ----------              -----------
Property and equipment, net                                   3,287,696                1,121,569
Deposits                                                              -                    1,042
Intangibles, net of accumulated amortization                    186,251                   31,074
Other assets                                                     71,000                        -
                                                             ----------              -----------
       Total assets                                         $ 4,766,325              $ 1,659,150
                                                            ===========              ===========


           LIABILITIES AND STOCKHOLDERS' EQUITY
-----------------------------------------------------------
Current Liabilities:
       Current maturities of debt and lease obligations     $   425,090              $   235,758
       Accounts payable                                         629,216                  374,574
       Accrued expenses                                         165,538                   94,075
                                                            -----------              -----------
             Total current liabilities                        1,219,844                  704,407
Long-term debt and lease obligations                          1,723,094                  373,861
                                                            -----------              -----------
             Total liabilities                                2,942,938                1,078,268
                                                            -----------              -----------

Stockholders' equity:
       Preferred stock - $.01 par value, 1,000,000 shares
             authorized, none issued or outstanding                   -                        -
       Common stock - $0.00004 par value, 9,000,000
             shares authorized, 1,954,876 and 1,128,444
             shares issued and outstanding                           72                       42
       Additional paid-in capital                             4,911,424                1,043,775
       Accumulated deficit                                   (3,088,109)                (462,935)
                                                            ------------              ----------
             Total stockholders' equity                       1,823,387                  580,882
                                                            ------------              ----------

             Total liabilities and stockholders' equity     $ 4,766,325              $ 1,659,150
                                                           ============              ===========

                     The accompanying notes are an integral
                       part of these financial statements

                              Frederick Brewing Co.
                            Statements of Operations
                 For the Years Ended December 31, 1996 and 1995


                                                     1996                1995
                                                     ----                ----

      Gross Sales                               $ 1,871,593         $ 1,832,136
      Less:  Excise taxes                           100,697              86,763
                                                -----------         -----------
             Net sales                            1,770,896           1,745,373
      Cost of sales                               1,743,896           1,253,181
                                                -----------         -----------
      Gross profit                                   27,000             492,192
      Selling, general and administrative
        expense                                   2,040,786             831,154
      Loss on assets to be disposed of              640,815                   -
                                                -----------         -----------
      Operating loss                             (2,654,601)           (338,962)
      Interest (income) expense                     (29,427)             78,926
      Other (income) expense                              -             (41,868)
                                                -----------         -----------
      Loss before income taxes                   (2,625,174)           (376,020)
                                                -----------         -----------
      Benefit for income taxes                            -             (16,900)
      Net loss                                  $(2,625,174)        $  (359,120)
                                                ===========         ===========
      Net loss per common share                 $     (1.45)        $     (0.30)
                                                ===========         ===========
      Weighted average common share and
        common share equivalents outstanding      1,804,503           1,204,719
                                                ===========         ===========



                     The accompanying notes are an integral
                       part of these financial statements

                              Frederick Brewing Co.
                  Statements of Changes in Stockholders' Equity
                 For the years ended December 31, 1996 and 1995

                                                                                           Unamortized
                                                       Common Stock                          Employee      Stock        Total
                                                  ---------------------     Additional        Stock     Accumulated  Stockholders'
                                                     Shares    Par Value  Paid-In Capital Compensation    Deficit       Equity
                                                  ------------ ---------  ------------    ------------    -------     ---------
Balance, December 31, 1994 ...................      895,926   $    33       $ 505,990      $(7,812)    $(103,815)    $ 394,396
Issuance of stock for cash ...................       94,850         4         209,996         --            --         210,000
Exercise of options ..........................       44,986         2          36,123         --            --          36,125
Conversion of subordinated notes to stock ....       92,682         3         149,997         --            --         150,000
Amortization of employee stock compensation ..         --         --             --          7,812          --           7,812
Compensation related to stock options ........         --         --          141,669         --            --         141,669
Net loss .....................................         --         --             --           --        (359,120)     (359,120)
                                                 ----------   ----------   ----------       ------    ----------    ----------
Balance, December 31, 1995 ...................    1,128,444        42       1,043,775         --        (462,935)      580,882

Issuance of stock for cash, net of expenses ..      771,154        28       3,847,701         --            --       3,847,729
Exercise of options ..........................       55,278         2           9,948         --            --           9,950
Fair value of warrants issued to non-employees
    for services .............................         --         --           10,000         --            --          10,000
Net loss .....................................         --         --             --           --      (2,625,174)   (2,625,174)
                                                 ----------   ----------   ----------       ------    ----------    ----------
Balance, December 31, 1996 ...................    1,954,876   $    72      $4,911,424      $  --     $(3,088,109)  $ 1,823,387
                                                 ==========   ==========   ==========       =======   ==========    ==========


    The accompanying notes are an integral part of these financial statements

                              Frederick Brewing Co.
                            Statements of Cash Flows
                 for the years ended December 31, 1996 and 1995

                                                                               1996               1995
                                                                               ----               ----
Cash flows from operating activities:
      Net loss                                                            $ (2,625,174)        $ (359,120)
      Adjustments to reconcile net loss
      to net cash used for operating activities:
         Depreciation and amortization                                         151,772            116,772
         (Gain) loss on sale of asset                                               -              (2,527)
         Loss on assets to be disposed of                                      640,815                 -
         Bad debt expense                                                      109,484                 -
         Provision for inventory write-down                                     48,060                 -
         Fair value of warrants issed to non-employees for services             10,000                 -
         Compensation related to stock options                                      -             141,669
         Changes in operating assets and liabilities:
            Trade Receivables                                                 (123,430)          (151,917)
            Inventories                                                        (49,150)           (75,117)
            Deposits                                                             1,042                465
            Other current assets                                               (39,779)           (16,900)
            Other assets                                                       (71,000)                -
            Accounts payable                                                   254,642            171,082
            Accrued expenses                                                    71,463             55,902
                                                                          ------------         ----------
         Net cash used for operating activities                             (1,621,255)          (119,691)
                                                                          ------------         ----------
Cash flows from investing activities
      Purchase of property and equipment                                    (2,833,176)          (220,842)
      Purchase of intangibles                                                 (107,093)           (18,732)
      Proceeds from sale of property and equipment                                  -               9,985
                                                                          ------------         ----------
         Net cash used for investing activities                             (2,940,269)          (229,589)
                                                                          ------------         ----------
Cash flows from financing activities
      Payments on short-term debt                                             (100,000)           100,000
      Proceeds from long-term debt                                           1,965,114            176,551
      Payments on long-term debt                                              (398,895)          (172,850)
      Payments on capital leases                                               (12,874)           (12,294)
      Proceeds from common stock issuance                                    4,636,924            246,125
      Costs incurred for common stock issuance                                (769,245)                -
      Restricted cash                                                         (640,000)                -
      Payment of loan origination fees                                         (70,510)                -
                                                                          ------------         ----------
         Net cash provided by financing activities                           4,610,514            337,532
                                                                          ------------         ----------
Net increase (decrease) in cash and cash equivalents                            48,990            (11,748)
Cash and cash equivalents, beginning of period                                      -              11,748
                                                                          ------------         ----------
Cash and cash equivalents, ending of period                               $     48,990         $       -
                                                                          ============         ==========

    The accompanying notes are an integral part of these financial statements

1. Business and Financing

Business

Frederick Brewing Co. (the "Company") engages in the manufacture, bottling, distribution and sale of beer primarily in the Mid-Atlantic region.


2. Summary of Significant Accounting Policies

Inventories

Inventories are valued at lower of cost or market, with cost based on a moving average method.

Property and equipment

Property and equipment are recorded at cost and are depreciated using straight-line and accelerated methods over the estimated useful lives of the assets as follows:

                  Brewing equipment                           7 - 20 years
                  Automobiles and trucks                           5 years
                  Furniture and fixtures                       3 - 7 years

Leasehold improvements are recorded at cost and are depreciated over the terms of the related lease or the estimated useful life of the related improvement, whichever is shorter. Upon retirement or disposition of property and equipment, the cost and accumulated depreciation are removed from the accounts and any resulting gain or loss is reflected in operations. Repairs and maintenance are charged to expense as incurred.

Intangible assets

Intangible assets consist of organization costs associated with the formation of the Company, trademarks and copyrights, and loan origination costs. Organization costs, trademarks and copyrights are being amortized over a five year period on a straight-line basis. Loan origination costs are amortized over the term of the related loan. Amortization expense was $17,453 and $10,259 for the years ended December 1996 and 1995, respectively.

Revenue recognition

Revenue is recognized upon shipment of product to distributors. The Company has established 90 days as the acceptable inventory shelf life for its products. The Company will reimburse distributors for 50% of all out-of-date product destroyed in the first year of each new distribution agreement. Amounts reimbursed to date for out-of-date products have been minimal.

The Company records bad debt expense at the time it is judged that an account receivable is uncollectible. A $25,000 reserve for doubtful accounts is recorded in the balance sheet at December 31, 1996. Bad debt expense for the year ended December 31, 1995 was minimal.

Income taxes

Deferred income taxes are recognized for the tax consequences in future years for differences between the tax bases of assets and liabilities and their financial reporting amounts at each year-end, based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. Income tax expense represents the current tax provision for the period plus the change during the period in deferred tax assets and liabilities.

Stock-based compensation

In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123 (SFAS 123), "Accounting for Stock-Based Compensation." SFAS 123 is effective for the year ended December 31, 1996. SFAS 123 permits companies to account for stock-based compensation based on the provisions prescribed in SFAS 123 or based on the authoritative guidance in Accounting Principles Board Opinion No. 25 (APB 25), "Accounting for Stock Issued to Employees." The Company has elected to continue to account for its stock-based compensation in accordance with APB 25, however, as required by SFAS 123, the Company has disclosed the pro forma impact on the financial statements assuming the measurement provisions of SFAS 123 had been adopted (see Note 6).

Net loss per common share

Net loss per common shares is based on the weighted average number of common shares and common share equivalents outstanding during the periods. Common share equivalents are comprised of stock options, stock warrants and convertible securities for which the effective yield is less than two-thirds of the Aa corporate bond rate at date of issuance. Common share equivalents have not been included in the calculation because the effects of such items were anti-dilutive. For the year ended December 31, 1995, pursuant to Securities and Exchange Commission requirements, common stock issued and stock options granted by the Company during the twelve months preceding the filing date of the Company's Registration Statement on Form SB-2 were included in the calculation of weighted average common shares and common share equivalents outstanding as if they were outstanding for all of 1995.

New Accounting Standard

In February, 1997, the Financial Accounting Standards Board issued Statement 128, "Earnings Per Share" (SFAS 128), which specifies the computation, presentation, and disclosure requirements for earnings per share. SFAS 128 is effective for financial statements issued on or after January 1, 1998. The Company has not yet made a determination of the impact that the adoption of SFAS 128 is expected to have on the financial statements.

Use of accounting estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual amounts could differ from these estimates.

Fair value information

The carrying amounts of financial instruments, principally cash, trade receivables, accounts payable and accrued expanses approximate fair value because of their short term maturity. The carrying amount of the Company's debt approximates its fair value as the debt bears interest at rates approximating current market rates.

3. Inventories

Inventories at December 31, consist of the following:

                                                  1996                    1995
                                                  ----                    ----
Raw materials                                 $ 35,957              $   24,315
Work in process                                 17,153                  23,982
Finished goods                                  15,749                  44,714
Packaging and marketing                        189,764                 116,462
Inventory allowances                          (48,060)                      --
                                             ----------             -----------
               Total                         $ 210,563              $  209,473
                                             ==========             ===========

4. Property and equipment

Property and equipment at December 31, consists of the following:

                                                  1996             1995
                                                  ----             ----
Brewing equipment                            $ 491,660        $ 731,004
Leasehold improvements                               -          305,690
Automobiles and trucks                         201,499           53,230
Furniture and fixtures                          68,821           45,274
Construction in progress                     2,830,834          163,416
                                             ---------          -------
                       Total                 3,592,814        1,298,614
Less accumulated depreciation                (305,118)        (177,045)
                                             ---------        ---------
Property and equipment, net                $ 3,287,696      $ 1,121,569
                                           ===========      ===========


Construction in progress represents costs incurred in connection with the construction of a building to be used as a new brewery. Approximately $30,000 in interest expense has been capitalized associated with the construction in progress. As a result of the Company's move into its new brewery in early 1997, there is a significant amount of brewing equipment housed in the old facility which is being disposed. As of December 31, 1996, this equipment has been reduced to $240,000, representing its estimated fair value less estimated costs to dispose. A loss of $640,815 has been included in the statement of operations associated with this brewing equipment and the write-off of leasehold improvements in the old facility.

5. Debt obligations

Long-term debt

    The detail of long-term debt is as follows:

                Description                     Maturity        December 31,    December 31,
                -----------                     --------           1996            1995
                                                                   ----            ----
Note payable to bank, interest LIBOR + 150      July 2006       $1,500,000      $    --
basis points , 108 monthly payments at
$13,889, commencing Aug. 1997, collateralized
by brewing equipment. (see below).

Note  payable to bank,  interest at LIBOR +     July 1997          363,515           --
150 basis points, interest only payments,
collateralized by brewing equipment (see
below).

Note  payable to bank,  interest at prime +     March 1999              --       143,347
2%, 12 monthly payments of $1,667
followed by 48 monthly payments of $3,750;
collateralized by brewing equipment and
inventories.

Installment  note payable to bank,  monthly     February 1997           --         4,443
payments of $335 including interest at
8.75%; collateralized by vehicle.

Note  payable to bank,  interest  at 10.5%,     September 1997          --       168,683
12 monthly payments of $1,667 followed by
48 monthly payments of $3,750;
collateralized by brewing equipment and
inventories.

Notes  payable  to bank,  monthly  payments     May 1999           143,920        24,797
ranging from $268 to $808, including            to
interest ranging from 7.9% to 9.1%,             October 2000
collateralized by vehicles.

Stockholder loans payable, monthly              March 1996          61,666        83,346
payments ranging from $425 to $655              to
including interest ranging from 10% to 11%      July 1999

Obligations under capital leases                                    79,083        85,003
                                                                ----------      --------
       Total                                                     2,148,184       509,619
       Less current maturities                                     425,090       135,758
                                                                ----------      --------
       Total long-term debt                                     $1,723,094      $373,861
                                                                ==========      ========



During 1996, the Company entered into agreements to have a new brewery built by Blue II, LLC, a limited liability company affiliated with certain directors of the Company ("Blue II"). Blue II has constructed the new brewery to the Company's specifications and effective in early 1997, is leasing the property to the Company (see Note 7). On July 19, 1996, in connection with the purchase of the equipment to be housed in the new brewery, the Company obtained a $1.5 million revenue bond from the Maryland Economic Development Corporation ("MEDCO") and a $969,000 bridge loan from a bank. The $1.5 million revenue bond was immediately purchased by MEDCO by a bank. Each of these loans contain restrictive covenants, including certain financial ratios relating to the Company's liquidity and financial position at certain dates set forth in the loans and restrictions on the occurrence of adverse changes deemed material by the bank with respect to the business, assets, operations or financial condition of the Company. The Company has not complied with certain of the financial ratios set forth in the agreements. Additionally, Signet has declared that a material adverse change, primarily caused by a

$340,000 overrun in equipment purchases as compared to the original budget, has occurred in the Company's business. The bank has agreed, under a forbearance agreements, dated February 27, 1997, to waive its rights under these events of default and to fund the Company with additional advances of $250,000 under the bridge loan. In connection with this forbearance agreement, the Company has committed to realize an aggregate of approximately $1.3 million in net proceeds from the issuance of shares of Series A Preferred Stock (See Notes 6 and 11), to maintain specified levels of accounts receivable at specified measurement dates, to pay a bank fee of $25,000, and to pay to the bank any proceeds obtained from the sale of the equipment at the old brewery. Further, in connection with the forbearance agreement, the bridge loan has been personally guaranteed by both the Chief Executive Officer and the President of the Company. Additionally the bank has provided the Company with a waiver related to the financial covenant violations (see Note 11). Any further noncompliance with the restrictive covenants or any breach of the terms of the forbearance agreement by the Company could result in a future event of default, which would give the bank the right to call the loans.

During 1996, Blue II obtained a $3 million revenue bond for the construction of the brewery which was also purchased by the same bank. Due to a funding deficiency of approximately $340,000 between the loan amount and the cost incurred by Blue II in construction, the bank claimed that this loan was in default. Blue II obtained a similar forbearance agreement which ensured the continued funding for the construction. One of the conditions related to the Blue II forbearance agreement stipulated that the Company would sell shares of its Series A Preferred Stock (See Note 6) to the general contractor of the brewery in an amount equal to the final net funding deficiency, and that the proceeds from such sale by the Company would be used to satisfy the funding deficiency.

Principal repayments required on this long-term debt are due as follows:

                   1997                                  $    474,642
                   1998                                       242,236
                   1999                                       206,924
                   2000                                       169,577
                   2001                                       166,668
                   Other future years                         767,192
                                                    ------------------
                            Total                         $ 2,027,239
                                                    ==================

Capital leases

The Company has entered into a brewing equipment lease and a computer equipment lease which qualify as capital leases. Aggregate monthly payments total approximately $1,600 with the leases expiring through April 1999.

The related assets, with a cost of $101,869 and accumulated depreciation of $29,275 and $16,541, as of December 31, 1996 and 1995, respectively, are reflected on the balance sheet in brewing equipment and furniture and fixtures. Depreciation is being provided over the estimated useful lives of the assets (3 to 10 years) and totaled $12,734 and $9,990 for the years ended December 31, 1996 and 1995, respectively.

Future minimum payments under all capital leases are as follows as of December 31, 1996:

             1997                                                 $27,506
             1998                                                  23,400
             1999                                                  47,877
                                                               -----------
                                                                   98,783
             Less amount representing interest                    (19,700)
                                                               -----------
             Present value of minimum lease payments               79,083
             Less current maturities                              (27,506)
                                                               ===========
             Long-term capital lease obligations                  $51,577
                                                               ===========

6. Stockholders' equity

   Preferred stock

The Company is authorized to issue up to 1,000,000 shares of $.01 par value preferred stock. The Board of Directors has the authority to issue the preferred stock in one or more series and to fix the price, rights, preferences, privileges and restrictions thereon. In February 1997, the Board of Directors authorized the issuance of 8% Series A Cumulative Convertible Preferred Stock ("Series A"). The Series A shares rank senior to the common stock with respect to dividend and liquidation rights. Dividends are payable at an annual rate of $40 per share per annum, when and if declared by the Board of Directors. If not declared, dividends will accumulate and be payable in the future. The liquidation preference is $500 per share plus accrued but unpaid dividends. Each Series A share is convertible, after one year from the closing date of such sale of Series A shares or immediately preceding any public offering of the Company's common stock, into shares of common stock based on conversion parameters set forth in the agreement. The Series A shares do not have any voting rights.

In March 1997, the Board of Directors authorized the issuance of a Series B Convertible Preferred Stock ("Series B"). The Series B shares rank senior to the common stock and the Series A shares with respect to liquidation rights. Dividends may be declared consistent with amounts declared with respect to the common stock. The Company does not expect to declare or pay such dividends in the foreseeable future. The Series B shares are convertible to shares of common stock based on conversion parameters set forth in the agreement.

Stock options

The Company had entered into employment agreements with four key individuals for the period January 1, 1993 through December 31, 1995. These agreements were replaced in December 1995 by new agreements discussed in Note 7. Under the previous agreements, options to purchase shares of the Company's common stock were to be granted if a specified amount of taxable barrels of beer were produced in a year. Any options granted were immediately vested and exercisable for a period of five years from the date awarded at an exercise price of $.18 per share. These agreements limited the number of options that could be awarded to these key employees to an aggregate of 3.75% of all outstanding common stock and outstanding stock options on the date of award. Total option granted under these employment agreements were 101,749, including 42,671 granted during 1995. 16,260 of the options were exercised during 1995.

Effective November 20, 1995, the Company adopted the 1995 Stock Option Plan ("the Plan") in order to attract and retain qualified personnel in key positions. The Company has reserved approximately 152,000 shares of common stock for issuance under the Plan. The exercise price of all options under the Plan must be equal to at least the fair value of the related common stock on the date of grant. Vesting provisions for the options are to be determined by the Board of Directors. All options are exercisable for ten years after the vesting date.

The Company also grants options under its Non-employee Directors Stock Option Plan. Under this plan, non-employee directors were granted options to purchase 2,000 shares of common stock as well as options to purchase 1,000 shares of common stock for each year of service by each individual director prior to the date of the first annual meeting following the closing of the Company's initial public offering is 1996. Approximately 20,000 options were granted under this plan during 1996. This plan provides for annual grants of options to purchase 2,000 shares of common stock to each non-employee director of the Company. There are 40,000 shares of common stock reserved for future grants under this plan.

The Company accounts for the fair value of its stock option grants in accordance with APB 25. Accordingly, no compensation expense has been recognized for the Company's option plan. Had compensation expense been determined based on fair value at the grant dates for option awards consistent with the method of SFAS 123, the Company's net loss and loss per share would have been increased to the pro forma amounts indicated below:

                                            1996                 1995
                                            ----                 ----
Net loss
     As reported                     $  (2,625,174)       $    (359,120)
     Pro forma                          (2,703,915)            (359,120)
Loss per common share
     As reported                     $       (1.45)       $       (0.30)
     Pro forma                               (1.50)               (0.30)

The fair value of each option is estimated on the date of grant using a Black-Scholes option-pricing model with the following weighted-average assumptions used for grants during the year ended December 31, 1996 and 1995: dividend yield of 0%, expected volatility of 33%, risk-free interest rate of 6.3% and expected term of 8 years.

A summary of the status of the Company's stock options is presented.



                                                          Year ended                              Year ended
                                                      December 31, 1996                      December 31, 1995
                                                  ---------------------------------        ----------------------------
                                                                  Weighted-average                     Weighted-average
                                                   Shares          Exercise Price          Shares       Exercise Price
                                                   ------          --------------          ------       --------------
Options outstanding at beginning of period         85,489             $ 0.18               59,078          $ 0.18
Options exercised                                 (55,278)             (0.18)             (16,260)          (0.18)
Options canceled                                   (3,334)             (5.00)                -                -
Options granted                                    33,110               5.45               42,671            0.18
                                                  -------                                 -------
Options outstanding at end of period               59,987             $ 1.60               85,489          $ 0.18
                                                  =======                                 =======

Options exercisable at end of period               59,987             $ 1.60               85,489          $ 0.18
                                                  =======                                 =======



The weighted average fair value of options granted during the year ended December 31, 1996 was $2.38 per share.

As of December 31, 1996, the weighted average remaining contractual life of the options such options have exercise prices ranging from $0.18 to $6.00 per share is approximately 9 years.

As of December 31, 1996, the pro forma tax effects under SFAS 109 would include an increase to both the deferred tax asset and the valuation allowance of approximately $31,000, with no impact to the statement of operations.

Warrants

In connection with the initial public offering, the underwriter was granted a warrant to purchase up to 38,558 shares of common stock at an exercise price of $ 7.20 per share. In addition, during 1996, the Company entered into an agreement with a financial consulting firm, and granted this firm warrants to purchase $120,000 worth of the Company's common stock at an exercise price equal to 125% of the average closing price of the shares for the twenty days prior to the execution of the agreement between the Company and the consulting firm. The Company recorded an expense of $10,000 and a corresponding increase to paid-in-capital related to this grant based on the estimated fair value of the warrants on their date of grant, determined using a Black-Scholes pricing model.

7. Commitments and contingencies

Leases

The Company leases its premises under a five year lease agreement expiring January 1998. Extra office and plant areas were added to the original lease in 1994. This lease contains an annual increase of 4%. The current monthly rental is $2,926. In addition, the Company leases additional warehousing space on a month to month basis, from a local business, at a rate of $1,500 per month. Total rent expense was $53,112 and $45,923 in 1996 and 1995, respectively. The minimum future rental payments under this lease are as follows:

             1997                                       $  28,296
             1998                                           2,341
                                                        ---------
             Total future minimum rental payments       $  30,637
                                                        =========

A member of the Company's Board of Directors is a member of the limited liability corporation from which the Company leases its premises.

In February 1997, the Company moved into its new facility which it is leasing under a twenty year agreement expiring March 2017. The monthly rental, which began in March 1997, is equal to $20,857. The Company will recognize these amounts under the guidelines of Financial Accounting Standards Board Statement No. 13 as a capital lease.

Contingencies

In the normal course of business, the Company may become involved in various claims and litigation. Management is of the opinion that any liability or loss resulting from such claims or litigation will not have a material adverse effect on the financial statements.

Employment agreements

In December 1995, the Company entered into employment agreements with four key members of management. Under the terms of the agreements, aggregate base salaries for calendar years 1997 and

1998 are $295,000 and $375,000, respectively. The employment agreements also include a provision for annual cash bonuses not to exceed 25% of base salaries. In 1996, no such bonuses were paid or accrued.

8. Wholesale distributors

The Company distributes its products only through independent wholesale distributors for resale to retailers such as liquor and wine and beer stores, restaurants, taverns, pubs, bars, and sporting arenas. Accordingly, the Company is dependent upon these wholesale distributors to sell the Company's beers and to assist the Company in creating demand for, and promoting market acceptance of, the Company's products and providing adequate service to all retail customers. If a significant wholesale distributor were to discontinue selling, or decrease the level of orders for, the Company's products, the Company's business would be adversely affected in areas serviced by such wholesale distributors until the Company retained replacements.

Sales to wholesale distributors representing greater than 10% of total sales were as follows for the years ended December 31:


                                      1996                        1995
                                      ----                        ----

Distributor A                         $    961,000             $   654,000
Distributor B                               40,000                 277,000
Distributor C                              241,000                 228,000
Distributor D                                    -                 196,000
                                      ============             ===========
                                      $  1,242,000             $ 1,355,000
                                      ============             ============

9. Income taxes

The tax effects of the primary temporary differences giving rise to the Company's deferred tax asset (liability) at December 31, 1996 and 1995 are summarized as follows:

                                              1996              1995
                                              ----              ----

Net operating loss carryforward          $ 1,028,000         $   68,000
Other                                                            44,700
                                               8,000
Depreciation                                (100,000)           (45,500)
                                         ------------        ------------
       Subtotal                              936,000             67,200
Valuation allowance                         (936,000)           (67,200)
                                         ------------        ------------
       Net deferred taxes                $        --         $       --
                                         ============        ============

Realization of the net deferred tax asset at the balance sheet date is dependent on future earnings which are uncertain. Accordingly, a full valuation allowance was recorded against the asset.

As of December 31, 1996, the Company had net operating loss carryforwards of approximately $2.7 million expiring between 2009 and 2011 available to offset future taxable income for federal income tax purposes, subject to Section 382 limitations.

10. Supplemental disclosure of cash flow information

                                                           1996            1995
                                                           ----            ----
    Cash paid for interest                              $ 53,088      $  71,000

    Supplemental disclosure of non cash investing and financing activities:

    Conversion of subordinated notes to stock           $      -      $ 150,000

    Capital lease obligations                           $ 11,464       $  5,076

11.   Subsequent events

The Company has been reliant on financing transactions, including an initial public offering of common stock, certain notes payable agreements and various private placements of common stock and preferred stock, to partially fund its operations and business expansion.

During the first quarter of 1997, the Company has received approximately $700,000 in net proceeds from the issuance of Series A Preferred Stock. Additionally, the Company has received approximately, $750,000 in net proceeds from the issuance of Series B Preferred Stock and has received stock subscriptions from investors for Series B Preferred Stock issuances to result in an additional $2.75 million in net proceeds.

Management believes that these proceeds along with the Company's cash generated from operations will be adequate to meet the Company's working capital needs through early 1998 while it expands the production and sales base to the ultimately desired levels.

During the first quarter of 1997, the Company obtained a waiver from the bank related to certain violations of financial covenants as of December 31, 1996 set forth in the Company's loan agreements with the bank. Management believes that the Company will be in compliance at the interim covenant measurement dates during 1997.

                                   SIGNATURES

In accordance with the requirements of the Securities and Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       Frederick Brewing Co.

Date   March, 1997                     /s/Kevin E. Brannon
       --------------                  -------------------------------------
                                       Kevin E. Brannon
                                       Chairman of the Board,
                                       Chief Executive Officer
                                       and Principal Executive Officer

Date   March, 1997                     Craig J. O'Connor
       --------------                  -------------------------------------
                                       Craig J. O'Connor
                                       Vice President - Finance & Administration and Principal Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Kevin E. Brannon                                 Date:    March 27, 1997
--------------------------
Kevin E. Brannon
Chairman

/s/ Majorie A. McGinnis                              Date:    March 27, 1997
--------------------------
Marjorie A. McGinnis

/s/ Nicholas P. Foris, M.D.                          Date:    March 27, 1997
--------------------------
Nicholas P. Foris, M.D.

/s/ Carl R. Hildebrand                               Date:    March 27, 1997
--------------------------
Carl R. Hildebrand

/s/ Jerome M. Pool                                   Date:    March 27, 1997
--------------------------
Jerome M. Pool

/s/ Peter C. Spellar                                 Date:    March 27, 1997
--------------------------
Peter C. Spellar

/s/ Maribeth Visco                                   Date:    March 27, 1997
--------------------------
Maribeth Visco