Form 10KSB/A
period 1996-12-31
FREDERICK BREWING CO
filed 1997-04-01
CIK 926978

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

Effective as of March 13, 1997, the Company's Board of Directors authorized raising up to $3.5 million by the issuance and private sale of up to 3,500 shares of its Series B Convertible Preferred Stock ("Series B Preferred Stock") to "non-United States persons" as that term is defined by Regulation S promulgated under the Securities Act of 1933, as amended. The following is a brief description of the terms of the Series B Preferred Stock: (i) the number of shares of Series B Preferred Stock being offered is 3,500 shares; (ii) the Series B Preferred Stock will rank senior to the Common Stock and to the Series A Preferred Stock with respect liquidation rights; (iii) dividends on the Series B Preferred Stock may be declared and paid if, when and to the extent determined from time to time by the Company's Board of Directors, provided that such dividends shall be declared with respect to the Series B Preferred Stock on par with dividends declared with respect to the Company's Common Stock. The Company does not expect to declare or pay such dividends in the foreseeable future. The Company anticipates that all of the authorized Series B Preferred Stock will be placed on or about March 31, 1997 and expects to file a report on Form 8-K with respect to that transaction within 15 days of the closing of that transaction.

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

Weighted average common shares outstanding were 1,804,503 at year end 1996, and 1,204,719 for corresponding period in 1995. The substantial increase in shares outstanding from 1995 to 1996, is the result of the Company's completion of its "IPO" of 771,154 shares of common stock in March 1996.

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

Selling, General, and Administrative Expenses
--------------------------------------------------------------------------------

Selling, general, and administrative ("S,G&A") expenses were $2,040,786 and $831,154 in 1996 and 1995, respectively. S,G&A increases from 1995 to 1996 are consistent with the Company's expectations in the expansion of its manufacturing, sales, and marketing capabilities and the requisite related support functions. During 1996, the Company launched its first advertising campaign to promote its products. This campaign along with other smaller market support efforts were a substantial portion of the S,G&A increase over 1995. In addition, costs associated with the Company's efforts to expand its business (additions to sales, marketing and support staffs and greater market coverage, etc.), the increased costs of being a publicly held and traded company (legal and professional fees, etc.), and general business operations costs, were the primary reasons for the increase between the comparable periods.

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

In February 1997, the Board of Directors authorized the issuance of up to $2.0 million the Series A Preferred Stock and in March 1997 authorized the sale of up to $3.5 million of Series B Preferred Stock. In connection with the forbearance agreements (see Note 5 of the Financial Statements) related to certain of the Company's outstanding loans, the Company had, as of March 27, 1997, issued 1,418 shares of Series A Preferred Stock resulting in proceeds of $709,000.

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