Form 10QSB
period 1997-03-31
FREDERICK BREWING CO
filed 1997-05-16
CIK 926978

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB


[X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 1997.

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from _____________________________________
to _____________________________________



                         Commission File Number: 0-27800

                              Frederick Brewing Co.
         ----------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)


                        Maryland                                52-1769647
                        --------                                ----------
    (State or other jurisdiction of incorporation             (I.R.S. Employer
                   or organization)                          Identification No.)

    4607 Wedgewood Boulevard, Frederick, Maryland                   21703
    ---------------------------------------------                   -----
       (Address of principal executive offices)                   (Zip Code)


                                 (301) 694-7899
-------------------------------------------------------------------------------
                (Issuer's telephone number, including area code)

                                 Not Applicable
--------------------------------------------------------------------------------
                    (Former name, former address and former
                   fiscal year, if changed since last report)


Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exhcange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.                              [ X ]Yes   [ ]No


       Common Stock, $0.00004 Par Value                    1,954,876
       --------------------------------                    ---------
            (Title of Each Class)                (Number of Shares Outstanding
                                                        as of May 13, 1997)


Transitional Small Business Disclosure Format (Check one):
Yes [ ]   No [ X ]

                              FREDERICK BREWING CO.

                            -------------------------
                              INDEX TO FORM 10-QSB
                            -------------------------


PART I.  FINANCIAL INFORMATION
--------------------------------------------------------------------------------

     ITEM 1.      FINANCIAL STATEMENTS

                  BALANCE SHEET (UNAUDITED)
                     March 31, 1997                                         1
                  STATEMENTS OF OPERATIONS (UNAUDITED)
                     Three Months Ended March 31, 1997 and 1996             2
                  STATEMENTS OF CASH FLOWS (UNAUDITED)
                     Three Months Ended March 31, 1997 and 1996             3
                  NOTES TO UNAUDITED FINANCIAL STATEMENTS                   6

     ITEM 2.      MANAGEMENT'S DISCUSSION AND ANALYSIS                      8


PART II.  OTHER INFORMATION
--------------------------------------------------------------------------------

     ITEM 1.   LEGAL PROCEEDINGS                                           13

     ITEM 2.   CHANGES IN SECURITIES                                       13

     ITEM 3.   DEFAULTS UPON SENIOR SECURITIES                             14

     ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS         16

     ITEM 5.   OTHER INFORMATION                                           16

     ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K                            16


SIGNATURES
--------------------------------------------------------------------------------

     SIGNATURE PAGE                                                        17

Item 1.  Financial Statements.

                             Frederick Brewing Co.
                                 Balance Sheet

                                                                  March 31, 1997
                                                                  --------------
                                                                    (Unaudited)

                    ASSETS

Current assets:
   Cash and cash equivalents                                       $ 3,098,669
   Cash - restricted                                                    36,270
   Trade receivables                                                   119,759
   Inventories, net                                                    172,394
   Prepaids and other current assets                                   883,372
                                                                   -----------
      Total current assets                                           4,310,464

Property and equipment, net                                          7,750,853
Intangibles, net of accumulated amoritization of $25,914               232,098
Other assets                                                            28,774
                                                                   -----------
      Total assets                                                 $12,322,189
                                                                   ===========

      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Current maturities of long-term debt and lease obligations      $   674,861
   Accounts payable                                                    741,323
   Accrued liabilities                                                  44,433
                                                                   -----------
      Total current liabilities                                      1,460,617

Long-term debt and lease obligations                                 5,593,594
                                                                   -----------
      Total liabilities                                              7,054,211
                                                                   -----------

Commitments and contingencies

Stockholders' equity:
   Preferred stock - Series A, 1,848 shares issued
     and outstanding                                                   729,335
   Preferred stock - Series B, 3,750 shares and
     outstanding                                                     1,920,422
   Common stock - $0.00004 par value, 9,000,000 shares
     authorized, 1,954,876 shares issued and outstanding                    72
   Additional paid-in capital                                        6,351,757
   Accumulated deficit                                              (3,733,608)
                                                                    -----------
       Total stockholders' equity                                    5,267,978
                                                                    ----------
       Total liabilities and stockholders' equity                  $12,322,189
                                                                   ===========

   The accompanying notes are an integral part of these financial statements.

                              Frederick Brewing Co.
                            Statements of Operations

                                                                Three Months Ended March 31,
                                                             ----------------------------------
                                                                   1997                  1996
                                                             ------------------  --------------
                                                                           (Unaudited)

Gross sales                                                  $   265,814           $   432,230
Less excise taxes                                                 16,906                18,361
                                                             -----------           -----------
      Net sales                                                  248,908               413,869

Cost of sales                                                    421,903               406,664
                                                             -----------           -----------
      Gross profit (loss)                                       (172,995)                7,205

Selling, general and administrative expenses                     506,268               325,562
                                                             -----------           -----------
      Loss from operations                                      (679,263)             (318,357)

Interest expense, net                                             27,575                 3,402
Other income                                                     (61,336)                  -
                                                             -----------           -----------
      Loss before income taxes                                  (645,502)             (321,759)

Provision for income taxes                                           -                     -
                                                             -----------           -----------

      Net loss                                               $  (645,502)          $  (321,759)
                                                             ===========           ===========

Net loss per common share                                    $     (0.33)                (0.24)
                                                             ===========           ===========

Weighted average common shares and common
      share equivalents outstanding                            1,954,876             1,350,079
                                                             ===========           ===========


    The accompanying notes are an integral part of these financial statements

                              Frederick Brewing Co.
                            Statements of Cash Flows

                                                                         Three Months Ended March 31,
                                                                     ----------------------------------
                                                                         1997                  1996
                                                                     ------------------  --------------
                                                                                   (Unaudited)
Cash flows from operating activities:
      Net loss                                                       $  (645,502)         $  (321,759)
      Adjustments to reconcile net loss to net cash
      used for operating activities:
          Depreciation and amortization                                   44,638               48,368
          Changes in operating assets and liabilities:
              Receivables                                                119,654              (28,337)
              Inventories                                                 38,169              (74,902)
              Prepaid expenses                                          (800,960)             107,708
              Other assets                                                42,226                  -
              Accounts payable & accrued expenses                         (8,998)            (249,697)
                                                                     -----------          -----------
          Net cash used for operating activities                      (1,210,773)            (518,619)
                                                                     -----------          -----------
Cash flows from investing activities
      Deposits on equipment                                                  -               (566,146)
      Purchase of other assets                                               -                (36,015)
      Purchase of property and equipment                                (746,428)             (13,067)
      Increase in intangibles                                            (67,652)             (47,743)
                                                                     -----------          -----------
          Net cash used for investing activities                        (814,080)            (662,971)
                                                                     -----------          -----------
Cash flows from financing activities
      Payments on short-term debt                                            -               (100,000)
      Proceeds from long-term debt                                       531,343                  -
      Payments on long-term debt                                        (147,319)            (321,210)
      Payments on capital leases                                          (3,312)                 -
      Proceeds from preferred stock issuance, net                      4,090,090                  -
      Proceeds from common stock issuance, net                               -              3,857,679
      Restricted cash                                                    603,730                  -
                                                                     -----------          -----------
          Net cash provided by financing activities                    5,074,532            3,436,469
                                                                     -----------          -----------
Net increase in cash and cash equivalents                              3,049,679            2,254,879
Cash and cash equivalents, beginning of period                            48,990                  -
                                                                     -----------          -----------
Cash and cash equivalents, end of period                             $ 3,098,669          $ 2,254,879
                                                                     ===========          ===========


    The accompanying notes are an integral part of these financial statements

                              FREDERICK BREWING CO.


Notes to Financial Statements
March 31, 1997
(Unaudited)


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

Operating results for the three month period ended March 31, 1997 are not necessarily indicative of the results that may be expected for the year ending December 31, 1997, or for any other period. For information relating to the financial position and the results of operations of the Company as of and for the year ended December 31, 1996, refer to the financial statements included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1996 and in its 1996 Annual Report to shareholders.


Note 2  -  Cash and Cash Equivalents
--------------------------------------------------------------------------------
The Company considers its investments with original maturities, at date of purchase, of 90 days or less to be cash equivalents. At March 31, 1997, the following cash and cash equivalents are held by the Company:

          Cash in bank and petty cash                          $ 3,098,669
          Securities held under agreement to repurchase             36,270
                                                              ------------
                                                               $ 3,134,939

The Company occasionally invests excess funds in reverse repurchase agreements for U.S. government securities. Under these agreements, the Company purchases securities with an agreement to resell them. Generally, such agreements mature on the next business day following the date of investment. Due to the short-term nature of the agreements, the Company does not take possession of the securities, which are instead held at the Company's bank from which it purchases the securities. The carrying value of the agreements approximates fair value because of the short maturity of the investments and the Company believes that it is not exposed to any significant risk on its investments in reverse repurchase agreements. At March 31, 1997, approximately $36,000 of the securities was pledged as collateral to guarantee the Company's obligation to Signet for the new facility and was recorded as restricted cash.

Notes to Financial Statements
March 31, 1997
(Unaudited)

Note 3 - Income Taxes
--------------------------------------------------------------------------------
The Company accounts for income taxes under the asset and liability method. The Company has not recorded a provision for income taxes for the three month periods ended March 31, 1997 and 1996 based on the fact that the Company has incurred net operating losses during those periods. The Company has provided a full valuation allowance against its net deferred tax asset as of March 31, 1997.

Note 4 - Net Loss per Common Share
--------------------------------------------------------------------------------
Net loss per common share is based on the weighted average number of common shares and common share equivalents outstanding during the periods. Common share equivalents are comprised of stock options, stock warrants and convertible securities for which the effective yield is less than two-thirds of the Aa corporate bond rate at date of issuance. Common share equivalents have not been included in the calculation for the three months ended March 31, 1997 and 1996 because the effects of such items were anti-dilutive.

In February, 1997 the Financial Accounting Standards Board issued Statement 128, "Earnings Per Share" (SFAS 128), which specifies the computation, presentation, and disclosure requirements for earnings per share. SFAS 128 is effective for periods ending after December 15, 1997. The Company does not expect the adoption of SFAS 128 to have a material impact on the computation of earnings per share.

Note 5 - Preferred Stock
--------------------------------------------------------------------------------
The Company is authorized to issue up to 1,000,000 shares of $.01 par value preferred stock. The Board of Directors has the authority to issue the preferred stock in one or more series and to fix the price, rights, preferences, privileges and restrictions thereon. In January 1996, the Board of Directors authorized the issuance of 8% Series A Cumulative Convertible Preferred Stock ("Series A"). The Series A shares rank senior to the common stock with respect to dividend and liquidation rights. Dividends are payable at an annual rate of $40 per share per annum, when and if declared by the Board of Directors. If not declared, dividends will accumulate and be payable in the future. The liquidation preference is $500 per share plus accrued but unpaid dividends. Each Series A share is convertible, after one year from the closing date of such sale of Series A shares or immediately preceding any public offering of the Company's common stock, into shares of common stock based on conversion parameters set forth in the agreement. The Series A shares do not have any voting rights.

In March 1997, the Board of Directors authorized the issuance of a Series B Convertible Preferred Stock ("Series B"). The Series B shares rank senior to the common stock and the Series A shares with respect to liquidation rights. Dividends may be declared consistent with amounts declared with respect to the common stock. The Company does not expect to declare or pay such dividends on the Series B in the foreseeable future. The Series B shares are immediately convertible to shares of common stock based on conversion parameters set forth in the agreement. Both the Series A and Series B would be convertible into 1,323,036 shares of Common Stock as of the date of the Company's Registration Statement on Form S-3 filed with the SEC.

Notes to Financial Statements
March 31, 1997
(Unaudited)

In connection with the sale of approximately $4.7 million of the Preferred Stock in the first quarter of 1997, the Company paid cash commissions in the amount of $553,080 to certain of the brokers who assisted in the private placements and issued to certain of such brokers and to the Company's two public relations firm immediately exercisable warrants to purchase up to 782,145 shares of the Company's Common Stock at prices ranging from $4.38 to $7.20 per share. These warrants are subject to adjustment for stock splits, stock dividends, combinations, recapitalizations or reclassifications undertaken by the Company. See the Company's Registration Statement on Form S-3 filed with the SEC on April 24, 1997.

Note 6  -  Prepaid Expenses
--------------------------------------------------------------------------------
The Company paid $800,000 for investor relations services to be rendered by three affiliated companies: Corporate Relations Group, Inc. ("CRG"), Arrow Marketing Inc. and Gulf Atlantic Publishing Inc. according to the agreements attached as exhibits hereto. The entire $800,000 is reflected in prepaid expenses in the Company's Financial Statements. Of this amount $150,000 represents payments to Gulf Atlantic and Arrow Marketing to be amortized during the second quarter of 1997, while the remaining balance represents payments to CRG which will be amortized on a straight-line basis over 60 months beginning in April 1997. See exhibits attached hereto.

Note 7  -  Property and Equipment
--------------------------------------------------------------------------------
Property and equipment at March 31, 1997 consists of the following:

        Brewing equipment                                      $  3,788,208
        Capital lease - building                                  3,739,568
        Leasehold improvements                                      274,170
        Automobiles and trucks                                      201,499
        Furniture and fixtures                                       72,808
                                                               ------------
                Total                                             8,076,253
        Less accumulated depreciation   and amortization           (325,400)
                                                               ------------
        Property and equipment, net                             $ 7,750,853
                                                               ============


The portion classified as capital lease - building relates to the Company's agreement with Blue II, LLC ("Blue II") to build the new brewery for the Company to its specifications and lease it back to the Company. The lease, which became effective during the first quarter of 1997, has a twenty year term with monthly payments due to Blue II as set forth in the agreement. The building has been reflected in property and equipment at its estimated fair value, which was equal to the present value of the future minimum lease payments at the inception of the lease term.

                         PART I. - FINANCIAL INFORMATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations For the Three Months Ended March 31, 1997 and 1996


Overview of Significant Activities and Expenses
--------------------------------------------------------------------------------

A net loss of ($645,502), or ($0.33) per share, was incurred during the first quarter of 1997 compared to net loss of ($321,759), or ($0.24) per share, for the corresponding quarter of 1996.

Weighted average common shares outstanding were 1,954,876 during the first quarter of 1997, compared to 1,350,079 for the corresponding period in 1996.

Construction of the Company's new brewery was completed during the first quarter of 1997. This facility increases the Company's ability to produce approximately 400% more product per year than the Company's former brewery. This production capacity can grow even more with the installation of additional fermentation vessels and minimal capital construction. The Company began producing its products in this facility at limited levels in the latter part of the quarter. The Company's production levels were hindered by delays in the full operation of the packaging facilities of the new brewery. These delays have been addressed and are being corrected as of the date of this filing. Full production in the new facility should begin in the second quarter of 1997.

Management took several steps during the first quarter to prepare the Company's distribution network to generate anticipated higher levels of sales during the remainder of 1997. The Company continues to expand its geographic distribution across the eastern half of the United States.

During the first quarter of 1997 the Company also announced the introduction of Hempen Ale(TM), the first commercially produced and marketed malt beverage in United States history to be produced with hemp seeds as a primary ingredient. Since this announcement, the Company has been contacted by wholesale distributors, throughout the U.S. and Canada, about the sale of this product. The Company intends to use this product to assist in broadening the geographic expansion of its other ales and lagers.

The Company also completed two separate private placements of preferred stock during the first quarter of 1997. The first placement, the 8% Cumulative Preferred Stock, Series A, (the "Series A"), was completed on March 31, 1997, resulting in net proceeds of approximately $848,000 into the Company for completion of the new brewing facility and working capital purposes. A second placement, the Preferred Stock, Series B, (the "Series B"), resulted in net proceeds of $3.2 million into the Company for working capital purposes. For more information about the terms of these placements, see the Company's Form 10-KSB filed with the Securities and Exchange Commission ("SEC") on March 31, 1997 and the Company's Registration Statement on Form S-3 filed with the SEC on April 24, 1997 to permit certain shares of common stock into which the Series B is convertible to be sold without restrictions by the private investors.

Management's Discussion and Analysis
For the Three Months Ended March 31, 1997 and 1996


Review of Operations
--------------------------------------------------------------------------------
The following table sets forth certain items derived from the Company's Statements of Operations, expressed as a percentage of net sales, for the three month periods ended March 31, 1997 and 1996.

                                                 Percentage of Sales
                                                    Three Months
                                                   Ended March 31,
                                                   ---------------
                                                1997             1996
                                                ----             ----
                                                   (Unaudited)

Gross sales . . . . . . . . . . . . . . . .    106.8%            104.4%
Less excise taxes  . . . . . . . . . . . . .     6.8               4.4
                                                 ---               ---
Net sales  . . . . . . . . . . . . . . . . .   100.0             100.0
Cost of sales . . . . . . . . . . . . . . .    169.5              98.3
                                               -----              ----
Gross profit (loss). . . . . . . . . . . . .   (69.5)              1.7
Selling, general, and admin. expenses . . .    203.4              78.7
                                               -----              ----
Loss from operations . . . . . . . . . . . .  (272.9)            (77.0)
Interest expense, net. . . . .  . . . . . .     11.1               0.8
Other income . . . . . . . . . .  . . . . .    (24.7)              0.0
                                               -----               ---
Net loss . . . . . . . . . . . . . . . . . .  (259.3)%           (77.8)%
                                            ========           =======


Sales
--------------------------------------------------------------------------------
Gross sales for the 1997 and 1996 first quarters were $265,814, and $432,230, respectively, a decrease of $166,416, or 38.5%, from 1997 to 1996.

First quarter volumes were 1,606 and 2,456 barrels for 1997 and 1996, respectively, a decrease of 850 barrels, or 34.6%. Revenues per barrel between the first quarters of 1997 and 1996 were $166 and $168 per barrel, respectively, a decrease of $2 per barrel. The decline in the revenues per barrel reflects a change in the sales mix of the Company's products between kegs, which have a lower revenue per barrel contribution, and cases.

Sales of the Company's products were hindered in the first quarter of 1997 because the Company ceased operations in the Company's old facility prior to the full scale operation of its new brewery. This limited the amount of the Company's products available for sale. The delay in bringing the new brewery up to full operation was primarily due to delays on the part of the supplier of the materials handling portion of the packaging equipment. The Company believes this supplier has caused material financial burden on the Company through a breach of the contract between the companies. The Company is in discussions with the supplier to resolve the situation. However, there can be no assurance that an acceptable and timely settlement can or will be reached.

Management's Discussion and Analysis
For the Three Months Ended March 31, 1997 and 1996


Excise Taxes
--------------------------------------------------------------------------------
Federal and state excise taxes were $16,906 and $18,361, or 6.8% and 4.4% of net sales, during the first quarters of 1997 and 1996, respectively. The increase in excise taxes in 1997, as a percentage of net sales, is due to changes in the mix of beer distribution between states. The Federal government and all state governments impose excise taxes an all beer sold. These taxes are levied on volume, regardless of the price or revenue generated from those sales. Each state in which the Company distributes its product has different liquor excise tax rates and regulations, including some states which require the distributor to pay such taxes instead of the producer.

Cost of Sales
--------------------------------------------------------------------------------
First quarter cost of sales for 1997 and 1996 was $421,903 and $406,664, or 169.5% and 98.3% of net sales, respectively, an increase of $15,239 over 1996.

During the first quarter of 1997, the cost of sales increases were primarily due to the Company's increased fixed costs of operating two facilities for a substantial portion of the quarter. The Company's original facility ceased operation early in the second quarter of 1997. Rent increased by approximately $15,000 over the same period in 1996 due to operating in multiple locations. In addition, utilities costs increased by approximately $17,000 due to the increased volumes needed to run the much larger new facility. Labor costs variances also increased as a portion of the cost of sales because of the number of hours worked per employee increased, while the number of barrels of product sold decreased as production employees spent much of their time commissioning and training to use the new brewing and packaging equipment. These labor variances were also caused by delays in the packaging facilities in the new brewery.

Management expects that production costs will remain high for the balance of 1997. Labor and other variable production costs are expected to gradually decline through the third quarter as production equipment is "de-bugged" and personnel gain experience. However, fixed depreciation expenses associated with the brewery building and equipment and leased equipment expenses will increase in the near term because future quarters will have a full three months amortization incorporated in the expense. Fixed production costs, as a percentage of revenues, will decline if and when sales volumes increase, allowing these expenses to be spread over a larger number of units sold.

Management's Discussion and Analysis
For the Three Months Ended March 31, 1997 and 1996


Selling, General and Administrative Expenses
--------------------------------------------------------------------------------
Selling, general and administrative ("SG&A") expenses were $506,268 and $325,562 in the first quarters of 1997 and 1996, respectively, an increase of $180,706, or 55.5%.

The Company's SG&A expenses increased over the comparable period in 1996 due to several factors. The most substantial increase was the addition of the Company's sales force. During the first quarter of 1997, the Company had eight sales people and a sales manager working to increase distribution of the Company's products compared to two sales people and no sales manager in the first quarter of 1996. Approximately $143,000 of the increase can be attributed to increased payroll expense and travel and related promotional expenses. The number of Company employees has increased over the comparable period of 1996, resulting in increased health insurance costs and payroll taxes of approximately $18,000. Salary increases also were a factor in the increases over the comparable period of 1996. These increases accounted for approximately $5,000. Outside professionals expenses increased by approximately $10,000 over the first quarter of 1996, most of which related to the cost of being a publicly held company during the entire first quarter of 1997.

Other Income
--------------------------------------------------------------------------------
Other income of $61,336 during the first quarter of 1997 relates to gains recognized due to timing differences between the cash received and full sale values of written-down assets from year end 1996. In future periods of 1997, this gain will be offset by losses incurred on the remaining assets. Management believes that the net gain on the sale of used brewing equipment on the Company for the year will be zero. The Company had no other income or expenses during the comparable period of 1996.

Interest Expense, Net
--------------------------------------------------------------------------------
Interest expense, net during the first quarter in 1997 was $27,575 in comparison to $3,402 during the comparable period in 1996. Interest expense was offset by interest income from excess cash invested until required for operating and investment purposes. A substantial portion of the interest expense incurred relates to the debt obligations the Company has with Signet for the building, equipment and bridge financing for the new brewery.

Income Tax Provision
--------------------------------------------------------------------------------
The Company has incurred net operating losses during both 1997 and 1996 and, accordingly, no provisions for income taxes have been provided on the Statements of Operations.

Liquidity and Capital Resources
--------------------------------------------------------------------------------
Due to losses experienced during the start-up and expansion of the Company, operations to date have been funded from private and public placements of common and preferred stock, primarily, and loans from stockholders and financial institutions. As of March 31, 1997, the Company had working capital of approximately $2.8 million. This balance is principally the result of the sale of preferred stock which raised approximately $ 4.7 million in gross proceeds for the Company. In the comparable period of 1996, the Company had working capital of approximately $2.6 million primarily a result of the closing of the Company's IPO.

Management's Discussion and Analysis
For the Three Months Ended March 31, 1997 and 1996

Net cash used in investing activities during the three months ended March 31, 1997 was, $814,080, which amounts primarily represent purchases of capital assets (approximately $746,000). In addition, various expenses incurred in arranging for the Small Business Administration ("SBA"), MEDCO and Signet financing, brewery construction, and trademarks were capitalized as intangible assets. In the first quarter of 1996, net cash used in investing activities was $662,971, which primarily represented deposits made with vendors for new brewery equipment.

Net cash provided by financing activities during the three months ended March 31, 1997 was approximately $4.3 million, consisting primarily of the first quarter 1997 preferred stock proceeds of approximately $4.1 million net of commissions and fees. First quarter 1996 activities related primarily to the proceeds of the Company's IPO and repayments of some of the Company's debt obligations immediately upon the close of the IPO.

The Company does not currently have a working capital line of credit or any other revolving credit facility but is negotiating to obtain a line of credit from Signet. Management does not anticipate obtaining this or any other revolving credit facility until after the new brewery is fully operational. This line of credit will be separate from the bridge financing provided by Signet for new brewery equipment and furnishings.

The Company had cash balances of approximately $3.1 million at March 31, 1997.

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

Forward-Looking Information
--------------------------------------------------------------------------------
The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for certain forward-looking statements made by the Company in its disclosures to the public. There is certain information contained herein, in the Company's press releases and in oral statements made by authorized officers of the Company which are forward-looking statements, as defined by such Act. When used herein, in the Company's press releases and in such oral statements, the words "estimate," "project," "anticipate," "expect," "intend," "believe," "plans," and similar expressions are intended to identify forward-looking statements. Because such forward-looking statements involve risks and uncertainties, there are important factors that could cause actual results to differ materially from those expressed or implied by such forward-looking statements. Factors, all of which are difficult to predict and many of which are beyond the control of the Company, that could cause actual results to differ materially include, but are not limited to, those which are set forth in Exhibit 99, attached hereto and made a part hereof.

                          PART II. - OTHER INFORMATION
                   For the Three Ended March 31, 1997 and 1996


                              FREDERICK BREWING CO.


Item 1. Legal Proceedings
--------------------------------------------------------------------------------
None.

Item 2. Changes in Securities
--------------------------------------------------------------------------------
In January 1996, the Company's Board of Directors authorized the raising of additional equity capital of up to $2.0 million pursuant to a private placement of its Series A Preferred Stock to primarily "accredited investors" as that term is defined by Regulation D promulgated under the Securities Act of 1933, as amended. The following is a brief description of the terms of the Series A Preferred Stock: (i) the number of shares of Series A Preferred Stock offered was a minimum of 600 shares and a maximum of 4,000 shares; (ii) the Series A Preferred Stock will rank senior to the Common Stock with respect to dividend and liquidation rights; (iii) dividends on the Series A Preferred Stock are payable at the annual rate of $40.00 per share per annum, when, as and if declared by the Company's Board of Directors. If not declared, dividends will accumulate and be payable in the future. Full dividends must be paid or set aside on the Series A Preferred Stock before dividends may be paid or set aside on the Company's Common Stock. All dividend payments will be subordinated to the Company's debt obligations, and will be subject to the prior approval of Signet and the Company's other future lenders. Signet has stated that it will not permit dividends to be paid on the Series A Preferred Stock in 1997. As of March 31, 1997, the Company had sold 1,848 shares of the Series A Preferred Stock for $924,000, which sale terminated on March 31, 1997.

Effective as of March 13, 1997, the Company's Board of Directors authorized raising up to $3.75 million by the issuance and private sale of up to 3,750 shares of its Series B Convertible Preferred Stock ("Series B Preferred Stock") to "non-United States persons" as that term is defined by Regulation S promulgated under the Securities Act of 1933, as amended. The following is a brief description of the terms of the Series B Preferred Stock: (i) the number of shares of Series B Preferred Stock offered was 3,750 shares; (ii) the Series B Preferred Stock will rank senior to the Common Stock and to the Series A Preferred Stock with respect liquidation rights; (iii) dividends on the Series B Preferred Stock may be declared and paid if, when and to the extent determined from time to time by the Company's Board of Directors, provided that such dividends shall be declared with respect to the Series B Preferred Stock on par with dividends declared with respect to the Company's Common Stock. The Company does not expect to declare or pay such dividends in the foreseeable future. The Company closed on the sale of the Series B Preferred Stock on March 31, 1997 and filed a report on Form 8-K with respect to that transaction with the Securities and Exchange Commission on April 10, 1997.

The primary purpose of the private offering of the Series A and Series B Preferred Stock was to provide funds for the completion of the new brewery, the payment of offering expenses, the payment of the hiring and training of administrative and sales personnel, and the payment of certain promotional, marketing and advertising expenses. The balance of the net proceeds will be for working capital and general corporate purposes. The Company may also use a portion of the net proceeds for the acquisition of stock, debt, assets or businesses or products from other brewers or independent third parties that are complementary to those of the Company, although no such acquisitions are being negotiated as of the date hereof, and no portion of the net proceeds has been allocated for such expansion or for any specific acquisition. Pending such uses, the net proceeds of the offering will be invested in short-term, interest or dividend-bearing accounts or securities.

Item 3. Defaults Upon Senior Securities
--------------------------------------------------------------------------------
In connection with financing for the new brewery and related equipment, all of the principal lenders of such financing (SBA, the Maryland Economic Development Corporation ("MEDCO"), and Signet) have placed restrictions upon the Company's ability to pay dividends, enter into new debt financing agreements, guarantee debts of another person or party, make loans to other persons or parties, or make substantial investments in non-current assets other than the new brewery. In addition, debt covenants exist which stipulate various financial ratios which must be maintained by the Company to avoid technical default on the equipment financing.

On February 27, 1997, the Company executed two Forbearance Agreements with Signet. The first Forbearance Agreement (the "Blue II Forbearance Agreement") related to the $3.0 million MEDCO bond (the "Blue II Facility") relative to the construction of the new brewery. The other Forbearance Agreement (the "FBC Forbearance Agreement") related to the $1.5 million MEDCO Bond (the "FBC Facility") and to the $969,000 bridge loan from the Signet ("Bridge Loan"), the proceeds of which were to be loaned to the Company to purchase brewing equipment for the new brewery. The Forbearance Agreements were executed by the Company as a result of an approximately $340,000 difference between the amount of the Blue II Facility and the cost to construct the new brewery as well as a decline in the Company's cash position which resulted from significant weather-related delays during construction, and an approximately $250,000 difference between the FBC Facility and the Bridge Loan and the cost to acquire certain brewing equipment. These so-called "funding deficiencies" caused Signet to claim the Bridge Loan was in default and to temporarily cease funding the Blue II Facility and the Bridge Loan as of January 22, 1997, subject to the execution of the Forbearance Agreements. The Forbearance Agreements will facilitate the full funding of the Blue II Facility and the Bridge Loan, as set forth below. During the negotiations of the Forbearance Agreements, work on the new brewery continued unabated.

The Blue II Forbearance Agreement recites that Blue II has defaulted under the Blue II Facility due to its failure to cure a funding deficiency thereunder and that an Event of Default has occurred under the Bridge Loan. However, Signet agreed, pursuant to the Blue II Forbearance Agreement, to forbear in the exercise of its rights and remedies under the Blue II Facility loan documents and to continue to make loan advances to Blue II to facilitate the completion of the new brewery, provided: (i) no other event of default occurs under the Blue II Facility loan documents, and (ii) Blue II and the Company perform their obligations under the Blue II Forbearance Agreement. Signet's agreement to forbear from exercising its rights and remedies under the Blue II Facility loan documents and to make advances thereunder were conditioned upon, among other things: (i) Blue II providing to the Bank the amount by which the proceeds of the Blue II Facility will be insufficient to satisfy the unpaid Acquisition Costs (as defined in the Blue II Facility) of the new brewery through final completion of the new brewery (the "Final Net Funding Deficiency"); (ii) the sale by the Company of its Series A Preferred Stock to the general contractor of the new brewery in an amount equal to the Final Net Funding Deficiency; (iii) the revision of the Projected Completion Date (as defined in the Blue II Facility) of the new brewery to be March 14, 1997; (iv) the use of the certain funds escrowed Signet to pay current requisitions for funding under the Blue II Facility; (v) the payment by the Company of all of the Signet's fees and expenses relating to these Forbearance Agreements; and (vi) the waiver by the Company of all causes of action against Signet, MEDCO, and the Maryland Industrial Development Finance Authority ("MIDFA"). Signet provided a letter to the general contractor prior to its purchase of the Series A Preferred Stock that it would complete the funding of the Blue II Facility upon the general contractor's acquisition of such shares. As of March 31, 1997, Blue II and the Company had performed their obligations under the Blue II Forbearance Agreement and, the events of defaults recited therein were, by operation of the Blue II Forbearance Agreement, cured and/or waived.

The FBC Forbearance Agreement recites that Signet by letter dated February 3, 1997, advised the Company that certain events of default have occurred with respect to the FBC Facility, including: (i) the occurrence of adverse changes deemed material by Signet with respect to the business, assets, operations of financial condition of the Company, and (ii) the failure of Blue II to cure the funding deficiency under the Blue II Facility. However, Signet agreed, pursuant to the FBC Forbearance Agreement, to forbear in the exercise of its rights and remedies under the FBC Facility loan documents and to continue to make loan advances (up to $250,000 immediately and the remaining loan balance upon the satisfaction of the conditions set forth below) to the Company under the Bridge Loan to facilitate the purchase of the brewing equipment provided: (i) no other event of default occurs under the FBC Facility Loan Documents, and (ii) the Company performs its obligations under the FBC Forbearance Agreement. Signet's agreement to forbear from exercising its rights and remedies under the FBC Facility loan documents and to fund the remaining balance of the Bridge Loan were conditioned upon, among other things: (i) the maintenance by the Company of Eligible Accounts Receivable (as defined in the FBC Forbearance Agreement) of not less than $100,000 until March 31, 1997 and of not less than $200,000 thereafter, tested twice monthly; (i) the payment to the Bank of a fee of $25,000 in cash or Company Common Stock; (iii) the execution of an unconditional personal guarantee of the Bridge Loan by the Chief Executive Officer and the President of the Company; (iv) the payment over to Signet of any proceeds obtained from the sale of the equipment at the old brewery to be held to further collateralize the Bridge Loan; (v) Signet not having been advised that the SBA has terminated its commitment to extend a $1.0 million loan to the Company; (vi) the payment by the Company of all of Signet's fees and expenses relating to the Forbearance Agreements; and (vii) the waiver by the Company of all causes of action against Signet, MEDCO and MIDFA. The Company has performed its obligations under the FBC Forbearance Agreement, and the alleged events of default recited therein are deemed by Signet to have been cured and/or waived.

Each of these loans contain restrictive covenants, including certain financial ratios relating to the Company's liquidity and financial position at certain dates set forth in the loans and restrictions on the occurrence of adverse changes deemed material by Signet with respect to the business, assets, operations or financial condition of the Company. The Company has not complied with certain of the financial ratios set forth in the agreements. During the first quarter of 1997, the Company obtained a waiver from Signet related to certain violations of financial covenants as of December 31, 1996 set forth in the Company's loan agreements with the Bank. As March 31, 1997, the Company was in full compliance with all loan covenants.

Item 4. Submission of Matters to a Vote of Security Holders
--------------------------------------------------------------------------------
Not applicable.

Item 5. Other Information
--------------------------------------------------------------------------------
See Item 6. Exhibits and Reports on 8-K, attached hereto.

Item 6. Exhibits and Reports on 8-K
--------------------------------------------------------------------------------
        (a)     Exhibits Filed:

                Index to Exhibits
--------------------------------------------------------------------------------
           (I.)    Report filed on Form 8-K, March 31, 1997 /1/
           (II.)   Registration Statement filed on Form S-3, April 24, 1997 /2/
           (III.)  Press release, May 12, 1997 /4/

    10             Material Contracts
           (I.)            Corporate Relations Group, Inc. /4/
           (II.)           Arrow Marketing Inc. /4/
           (III.)          Gulf Atlantic Publishing Inc. /4/

    27             Financial Data Schedule

    99             Safe Harbor Under the Private Securities Litigation
                    Reform Act of 19953

1 Incorporated by reference from Form 8-K filed with the SEC on March 31, 1997.

2 Incorporated by reference from Form S-3 filed with the SEC on April 24, 1997.

3 Incorporated by reference from Form 8-K filed with the SEC on February 27, 1997.

4 To be filed by Amendment

                                   SIGNATURES

In accordance with the requirements of the Securities and Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                      Frederick Brewing Co.


                                      -------------------------------------
                                      Kevin E. Brannon
                                      Chairman of the Board and
                                      Chief Executive Officer


                                      -------------------------------------
                                      Craig J. O'Connor
                                      Vice President - Finance & Administration

                                      Date:  May ___, 1997

                                   SIGNATURES

In accordance with the requirements of the Securities and Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       Frederick Brewing Co.


        Date    May, 1997             /s/  Kevin E. Brannon
                ------------          ------------------------------------------
                                      Kevin E. Brannon
                                      Chairman of the Board and
                                      Chief Executive Officer


        Date    May, 1997             /s/ Craig J. O'Connor
                ------------          ------------------------------------------
                                      Craig J. O'Connor
                                      Vice President - Finance & Administration