Form 10QSB/A
period 1997-03-31
FREDERICK BREWING CO
filed 1997-05-16
CIK 926978

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                Amendment No. 1
                                       to

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

    10             Material Contracts
           (I.)            Corporate Relations Group, Inc.
           (II.)           Arrow Marketing Inc.
           (III.)          Gulf Atlantic Publishing Inc.

    27             Financial Data Schedule

    99             Safe Harbor Under the Private Securities Litigation
                    Reform Act of 1995 /3/

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


                                       Frederick Brewing Co.


        Date    May, 1997             /s/  Kevin E. Brannon
                ------------          ------------------------------------------
                                      Kevin E. Brannon
                                      Chairman of the Board and
                                      Chief Executive Officer


        Date    May, 1997             /s/ Craig J. O'Connor
                ------------          ------------------------------------------
                                      Craig J. O'Connor
                                      Vice President - Finance & Administration

                                  PRESS RELEASE


Frederick Brewing Co.
4607 Wedgewood Blvd.
Frederick, MD 21703


                           Frederick Brewing Co. Hires
                         Corporate Relations Group, Inc.

For Immediate Release
Monday, May 12, 1997

Frederick, MD---Frederick Brewing Co. (Nasdaq: BLUE), a U.S. craft brewery that kegs and bottles quality ales, porters, stouts and lagers, announced today that it has retained the services of Corporate Relations Group, Inc. (CRG) to handle its investor and broker relations.

Frederick Brewing Co. was founded in 1992 and is one of the fastest growing craft breweries in the United States. Annual sales for BLUE multiplied nearly 20 times from 660 barrels in 1993 to nearly 11,000 in 1996. In February 1997 BLUE opened a new multi-million dollar, 57,000 square foot Frederick, MD brewery. From it newly built brewery, BLUE kegs and bottles 11 styles of distinctive, international award winning, supreme quality ales, porters, stouts and lagers under its Blue Ridge and Hempen Ale brand names for some 25 independent wholesale distributors.

Corporate Relations Group, Inc., a subsidiary of Stratcomm Media Ltd., is an award-winning direct response advertising and marketing agency specializing in investor/broker relations. For more information, contract Chris Zafiroff with corporate Relations Group, Inc. at 800-444-4980 or Kevin E. Brannon with Frederick Brewing Co. at 301-694-7899.