Form 10QSB
period 1997-06-30
FREDERICK BREWING CO
filed 1997-08-04
CIK 926978

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB


[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934
         For the quarterly period ended June 30, 1997.

                                       or

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934
For the transition period from _____________________ to _______________________



                         Commission File Number: 0-27800

                              Frederick Brewing Co.
        -----------------------------------------------------------------
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


                                 (301) 694-7899
                -----------------------------------------------
                (Issuer's telephone number, including area code)

                                 Not Applicable
              ----------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)


Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [ X ] Yes [ ] No


Common Stock, $0.00004 Par Value                            2,768,735
--------------------------------                            ---------
      (Title of Each Class)                       (Number of Shares Outstanding
                                                      as of July 31, 1997)


Transitional Small Business Disclosure Format (Check one):
Yes [   ]      No [ X ]


================================================================================

                              Frederick Brewing Co.

                             ----------------------
                              Index to Form 10-QSB
                             ----------------------



Part I.  Financial Information
--------------------------------------------------------------------------------

      Item 1.       Financial Statements

                    Balance Sheet (Unaudited)
                      June 30, 1997                                          1
                    Statements of Operations (Unaudited)
                      Three and Six Months Ended June 30, 1997 and 1996      2
                    Statements of Cash Flows (Unaudited)
                      Three and Six Months Ended June 30, 1997 and 1996      3
                    Notes to Unaudited Financial Statements                  4

      Item 2.       Management's Discussion and Analysis                     6


Part II.  Other Information
--------------------------------------------------------------------------------

      Item 1.       Legal Proceedings                                       13

      Item 2.       Changes in Securities                                   13

      Item 3.       Defaults Upon Senior Securities                         13

      Item 4.       Submission of Matters to a Vote of Security Holders     13

      Item 5.       Other Information                                       14

      Item 6.       Exhibits and Reports on Form 8-K                        14


Signatures
--------------------------------------------------------------------------------

      Signature Page                                                        15

                        PART I. -- FINANCIAL INFORMATION

 Item 1.  Financial Statements.


                              Frederick Brewing Co.
                                  Balance Sheet



                                                                            June 30, 1997
                                                                           -----------------
                                                                             (Unaudited)
                                     ASSETS
-------------------------------------------------------------------------

Current assets:
      Cash and cash equivalents                                              $       435,790
      Restricted cash                                                                 22,673
      Trade receivables                                                              430,456
      Inventories, net                                                               306,967
      Prepaid expenses                                                               439,059
                                                                             ---------------
           Total current assets                                                    1,634,945

Property and equipment, net                                                        8,489,234
Intangibles, net of accumulated amortization of $39,195                              235,447
Other assets                                                                         705,514
                                                                             ---------------

           Total assets                                                      $    11,065,140
                                                                             ===============


                      LIABILITIES AND STOCKHOLDERS' EQUITY
---------------------------------------------------------------------------

Current liabilities:
      Current maturities of long-term debt                                   $       401,861
      Current maturities of capital lease obligations                                273,000
      Accounts payable                                                               571,766
      Accrued liabilities                                                             61,070
                                                                             ---------------
           Total current liabilities                                               1,307,697

Long-term debt                                                                     2,294,751
Long-term capital lease obligations                                                3,096,230
                                                                             ---------------
           Total liabilities                                                       6,698,678
                                                                             ---------------


Stockholders' equity:
      Preferred stock - Series A, 1,848 shares issued and outstanding                743,648
      Preferred stock - Series B, 3,450 shares issued and outstanding              1,757,339
      Common stock - $0.00004 par value, 9,000,000 shares authorized,
           2,139,507 shares issued and outstanding                                        79
      Additional paid-in capital                                                   6,523,747
      Unearned compensation                                                          (17,500)
      Accumulated deficit                                                         (4,640,851)
                                                                             ---------------
           Total stockholders' equity                                              4,366,462
                                                                             ---------------

           Total liabilities and stockholders' equity                        $    11,065,140
                                                                             ===============





    The accompanying notes are an integral part of these financial statements

                              Frederick Brewing Co.
                            Statements of Operations



                                                             Three Months Ended June 30,             Six Months Ended June 30,
                                                          -----------------------------------  ------------------------------------
                                                                1997               1996              1997                1996
                                                          ----------------   ----------------  -----------------   ----------------
                                                                     (Unaudited)                            (Unaudited)

Gross sales                                               $        875,416    $      4$0,066    $     1,141,230    $      874,741
Less returns and allowances                                         10,752            33,440             35,188            35,885
Less excise taxes                                                   43,323            23,125             60,228            41,486
                                                          ----------------    --------------    ---------------    --------------
    Net sales                                                      821,341           383,501          1,045,814           797,370

Cost of sales                                                      730,353           357,181          1,127,819           763,845
                                                          ----------------    --------------    ---------------    --------------
    Gross profit (loss)                                             90,988            26,320            (82,005)           33,525

Selling, general and administrative expenses                       991,626           362,413          1,497,895           687,975
                                                          ----------------    --------------    ---------------    --------------
    Loss from operations                                          (900,638)         (336,093)        (1,579,900)         (654,450)

Interest (income) expense, net                                      80,792           (15,555)           108,367           (12,153)
Other expenses                                                     (74,187)                -           (135,523)                -
                                                          ----------------    --------------    ---------------    --------------
    Loss before income taxes                                      (907,243)         (320,538)        (1,552,744)         (642,297)

Provision for income taxes                                               -                 -                  -                 -
                                                          ----------------    --------------    ---------------    --------------

    Net loss                                              $       (907,243)   $     (320,538)   $    (1,552,744)   $     (642,297)
                                                          ================    ==============    ===============    ==============



Net loss per common share                                 $          (0.45)   $        (0.16)   $         (0.78)   $        (0.39)
                                                          ================    ==============    ===============    ==============


Weighted average common shares and common
    share equivalents outstanding                                2,026,309         1,954,876          1,990,593         1,652,477
                                                          ================    ==============    ===============    ==============




    The accompanying notes are an integral part of these financial statements

                              Frederick Brewing Co.
                            Statements of Cash Flows





                                                             Three Months Ended June 30,             Six Months Ended June 30,
                                                          -----------------------------------  ------------------------------------
                                                                1997               1996              1997               1996
                                                          ----------------   ----------------  -----------------   ----------------
                                                                     (Unaudited)                            (Unaudited)
Cash flows from operating activities:
    Net loss                                              $       (907,243)   $     (320,538)   $    (1,552,744)      $  (642,297)
    Adjustments to reconcile net loss to net cash
    used for operating activities:
        Depreciation and amortization                              220,748            48,920            265,386             97,288
        Changes in operating assets and liabilities:
           Receivables                                            (310,697)           (9,105)          (191,043)           (37,442)
           Inventories                                            (134,573)          (77,633)           (96,404)          (152,536)
           Prepaid expenses                                        444,313             8,718           (356,647)           114,934
           Other assets                                           (676,740)            1,685           (634,514)           (34,330)
           Accounts payable                                       (169,557)         (108,639)           (57,450)          (304,506)
           Accrued expenses                                         16,637             7,280           (104,468)           (46,550)
                                                          ----------------    --------------    ---------------       ------------
        Net cash used for operating activities                  (1,517,112)         (449,312)        (2,727,884)        (1,005,439)
                                                          ----------------    --------------    ---------------       ------------

Cash flows from investing activities
    Deposits on equipment                                                -          (405,517)                 -           (971,663)
    Purchase of property and equipment                            (733,470)         (160,617)        (1,479,899)          (172,191)
    Proceeds from sale of equipment                                154,600                 -            154,600                  -
    Purchase of intangibles                                        (59,242)          (35,346)          (126,894)           (83,089)
                                                          ----------------   ---------------    ---------------       ------------
        Net cash used for investing activities                    (638,112)         (601,480)        (1,452,193)        (1,226,943)
                                                          ----------------   ---------------    ---------------       ------------

Cash flows from financing activities
    Payments on debt                                            (1,548,917)          (10,839)        (1,696,236)          (432,049)
    Proceeds from long-term debt                                 1,105,142            80,316          1,636,485             80,316
    Payments on capital leases                                     (12,388)           (6,244)           (15,700)            (6,244)
    Proceeds from preferred stock issuance, net                    (65,089)                -          4,025,001                  -
    Proceeds from common stock issuance, net                             -                 -                  -          3,857,679
    Restricted cash                                                 13,597                 -            617,327                  -
                                                          ----------------   ---------------    ---------------       ------------
        Net cash provided by financing activities                 (507,655)           63,233          4,566,877          3,499,702
                                                          ----------------   ---------------    ---------------       ------------

Net increase (decrease) in cash and cash equivalents            (2,662,879)         (987,559)           386,800          1,267,320

Cash and cash equivalents, beginning of period                   3,098,669         2,254,879             48,990                  -
                                                          ----------------   ---------------    ---------------       ------------

Cash and cash equivalents, ending of period               $        435,790   $     1,267,320    $       435,790       $  1,267,320
                                                          ================   ===============    ===============       ============





    The accompanying notes are an integral part of these financial statements

                              FREDERICK BREWING CO.


Notes to Financial Statements
June 30, 1997
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

Operating results for the three and six month period ended June 30, 1997 are not necessarily indicative of the results that may be expected for the year ending December 31, 1997, or for any other period. For information relating to the financial position and the results of operations of the Company as of and for the year ended December 31, 1996, refer to the financial statements included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1996 and in its 1996 Annual Report to shareholders.


Note 2  -  Cash and Cash Equivalents
--------------------------------------------------------------------------------
The Company considers its investments with original maturities, at date of purchase, of 90 days or less to be cash equivalents. At June 30, 1997, the following cash and cash equivalents were held by the Company:

    Cash in bank and petty cash                        $435,790
    Securities held under agreement to repurchase        22,673
                                                       --------
                                                       $458,463
                                                       ========

The Company occasionally invests excess funds in reverse repurchase agreements for U.S. government securities. Under these agreements, the Company purchases securities with an agreement to resell them. Generally, such agreements mature on the next business day following the date of investment. Due to the short-term nature of the agreements, the Company does not take possession of the securities, which are instead held at the Company's bank from which it purchases the securities. The carrying value of the agreements approximates fair value because of the short maturity of the investments and the Company believes that it is not exposed to any significant risk on its investments in reverse repurchase agreements. At June 30, 1997, approximately $23,000 of the securities was pledged as collateral to guarantee the Company's obligation to Signet Bank of Maryland ("Signet") for the new brewing facility and was recorded as restricted cash.

Notes to Financial Statements
June 30, 1997
(Unaudited)

Note 3  -  Income Taxes
--------------------------------------------------------------------------------
The Company accounts for income taxes under the liability method. The Company has not recorded a provision for income taxes for the three and six month periods ended June 30, 1997 and 1996 based on the fact that the Company has incurred net operating losses during those periods. The Company has provided a full valuation allowance against its net deferred tax asset as of June 30, 1997.

Note 4  -  Net Loss per Common Share
--------------------------------------------------------------------------------
Net loss per common share is based on the weighted average number of common shares and common share equivalents outstanding during the periods. Common share equivalents are comprised of stock options, stock warrants and convertible securities for which the effective yield is less than two-thirds of the Aa corporate bond rate at date of issuance. Common share equivalents have not been included in the calculation for the three and six months ended June 30, 1997 and 1996 because the effects of such items were anti-dilutive.

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

Note 5  -  Prepaid Expenses
--------------------------------------------------------------------------------
During the first quarter of 1997, the Company paid $800,000 for investor relations services to be rendered by three affiliated companies: Corporate Relations Group, Inc. ("CRG"), Arrow Marketing Inc. and Gulf Atlantic Publishing Inc. This balance is being amortized on a straight-line basis over 60 months beginning in April 1997. The non-current portion of this balance representing $568,000 is included in other assets.

Note 6  -  Property and Equipment
--------------------------------------------------------------------------------
Property and equipment at June 30, 1997 consisted of the following:

         Brewing equipment                                     $4,365,749
         Capital lease - building                               3,000,000
         Leasehold improvements                                 1,303,146
         Automobiles and trucks                                   201,499
         Furniture and fixtures                                   180,513
                                                               ----------
                  Total                                         9,050,907
         Less accumulated depreciation and amortization          (561,673)
                                                               ----------
         Property and equipment, net                           $8,489,234
                                                               ==========

Notes to Financial Statements
June 30, 1997
(Unaudited)


The portion of property and equipment classified as "capital lease - building" relates to the Company's agreement with Blue II, LLC ("Blue II") to build the new brewery for the Company to its specifications and lease it back to the Company. The lease, which became effective during the first quarter of 1997, has a twenty year term with monthly payments due to Blue II as set forth in the agreement. The building has been reflected in property and equipment at its estimated fair value at the inception of the lease term, which was equal to the present value of the future minimum lease payments, and is being amortized on a straight line basis over the lease term.

Note 7  -  Long-Term Debt
--------------------------------------------------------------------------------
On April 24, 1997, the Company closed a $1.0 million loan with the United States Small Business Administration ("SBA"). The proceeds of this loan were used to pay the principal balance of Company's bridge loan with Signet Bank which was incurred for the purchase of brewing and packaging equipment for the Company's new facility. The loan has a twenty year term and a fixed interest rate of 7.368%. See the Company's Pre-effective Amendment No. 5 to the Form SB-2 filed with the SEC on March 5, 1996, attached hereto by reference.

                         PART I. - FINANCIAL INFORMATION

Item 2.  Management's Discussion and Analysis of Financial Condition and Results
                of Operations For the Three and Six Months Ended June 30, 1997 and 1996


Overview of Significant Activities and Expenses
--------------------------------------------------------------------------------

A net loss of ($907,243), or ($0.45) per share, was incurred during the second quarter of 1997 compared to net loss of ($320,538), or ($0.16) per share, for the corresponding quarter of 1996. Year-to-date 1997 losses increased to ($1,552,744) or ($0.78) per share, compared to losses of ($642,297) or ($0.39)
per share, for the similar period of 1996.

Weighted average common shares outstanding were 2,026,309 during the second quarter of 1997 and 1,954,876 for the three months ended June 30, 1996. For the year to date, weighted average shares outstanding was 1,990,593 for 1997, compared to 1,652,477 in the similar period of 1996. The increase in the shares outstanding relates primarily to the conversion of some of the Company's Preferred shares into Common Stock during the second quarter of 1997. The increase in the shares outstanding for the year to date, relates to the Company's successful initial public offering ("IPO") in March 1996.

Management's Discussion and Analysis
For the Three and Six Months Ended June 30, 1997 and 1996

During the second quarter of 1997, record levels of revenues were achieved. The Company's sales increased 98.9% to $876,416 during the second quarter of 1997 over the similar period of 1996. This was also an increase of 329.3% over the first quarter of 1997. These record levels were associated with increases in production that were made possible through the operation of the Company's new facility. This, coupled with a concentrated marketing and promotional effort, created a strong demand for the Company's product that exceeded even the increased production levels. April sales were limited to 839 barrels (on packaged production of 900 barrels) because, until April 27th, the Company was forced to bottle beer on its original bottling line, which ran at a top speed of 30 bottles per minute. Thereafter, the numerous machines comprising the new bottling equipment began to be brought into service and production capacity and speed increased incrementally through the end of the quarter. May sales increased to 1,321 barrels (on packaged production of 1,580 barrels) and June sales increased to 2,704 barrels (on packaged production of 3,005 barrels).

Sales increases during the second quarter were generated largely within territories where the Company had been distributing its products for at least one year. Sales in these territories increased to 4,382 barrels in the second quarter of 1997 from 2,521 barrels in the comparable period of 1996, a 73.8% increase. Total sales of 482 barrels were sold in new territories, primarily Florida and Washington state. Management intends to pursue new territorial markets as production capacity permits.

Supported by substantial regional, national and international media coverage, a new home page on the World Wide Web (www.hempenale.com) and considerable word-of-mouth communication, the Company launched a new product, Hempen Ale(TM), in May of 1997. Hempen Ale(TM) if the first commercially produced and marketed malt beverage in United States history to be produced with hemp seeds as a primary ingredient. During the second quarter, the Company sold 1,781 barrels of this new product, which represented 36.6% of the Company's total sales during the period. Sales of the Company's "Blue Ridge(TM)" line also grew, posting a 22.3% increase (from 2,521 barrels in 1996 to 3,083 barrels in 1997) over the similar period of 1996.

Because the Company's package handling equipment was not running at designed efficiency during the second quarter of 1997, (see June 26, 1997 press release attached hereto), the Company hired temporary workers to assist in the packaging of product for sale. This additional labor expense, resulted in higher than expected cost of sales. See Item 1 - Legal Proceedings attached hereto. The performance of the package handling equipment improved throughout the quarter and the need for these temporary workers declined. Management believes packaging efficiency will continue to improve through the middle of the third quarter of 1997, as the equipment becomes fully functional and the training of operating employees progresses. This should reduce production costs and improve operating margins.

Also during the quarter, the Company continued to pursue geographical expansion of its channels of distribution. The Company began shipping to Florida and Washington state during the second quarter of 1997. In addition, the Company began its largest advertising campaign to date in six metropolitan markets on the east coast of the United States. This campaign consisted of a combination of print, radio, and billboard advertising most of which were outside of the Company's main market areas of Maryland and Washington D.C. Distributors and retailers in these outside markets have indicated to management that these increased advertising efforts were a major factor in the increase in demand for the Company's products.

Management's Discussion and Analysis
For the Three and Six Months Ended June 30, 1997 and 1996

On April 24, 1997, the Company closed a $1.0 million loan with the United States Small Business Administration ("SBA"). The proceeds of this loan were used to pay the principal balance of Company's bridge loan with Signet Bank which was incurred for the purchase of brewing and packaging equipment for the Company's new facility. The loan has a twenty year term and a fixed interest rate of 7.368%. See the Company's Pre-effective Amendment No. 5 to the Form SB-2 filed with the SEC on March 5, 1996, attached hereto by reference.

Review of Operations
--------------------------------------------------------------------------------
The following table sets forth certain items derived from the Company's Statements of Operations, expressed as a percentage of net sales, for the three and six month periods ended June 30, 1997 and 1996.

                                          Percentage of Sales for the Periods
                                                     Ended June 30,
                                          -----------------------------------
                                            Three Months      Six Months
                                           1997      1996     1997     1996
                                           ----      ----     ----     ----
                                           (Unaudited)      (Unaudited)

Gross sales..............................  105.3%   106.0%    105.8%   105.2%
Less excise taxes........................    5.3      6.0       5.8      5.2
                                           -----    -----     -----    -----
Net sales................................  100.0    100.0     100.0    100.0
Cost of sales............................   88.9     93.1     107.8     95.8
                                           -----    -----     -----    -----
Gross profit (loss)......................   11.1      6.9      (7.8)     4.2
Selling, general, and admin. expenses....  120.7     94.5     143.2     86.3
                                           -----    -----     -----    -----
Loss from operations..................... (109.7)   (87.6)   (151.1)   (82.1)
Interest (income), net...................    9.8     (4.1)     10.4     (1.5)
Other (income)...........................   (9.0)     0.0     (13.0)     0.0
                                           -----    -----     -----    -----
Net loss................................. (110.5)   (83.6)   (148.5)   (80.6)
                                           =====    =====     =====    =====
Sales
--------------------------------------------------------------------------------
Gross sales for the 1997 and 1996 second quarters were $875,416, and $440,066, respectively, an increase of $435,350, or 98.9%, in 1997 compared to 1996. Year-to-date sales for 1997 and 1996 were $1,141,230 and $874,741, respectively, an increase of $ 266,489 or 30.5%.

Second quarter volumes were 4,864 and 2,521 barrels for 1997 and 1996, respectively, an increase of 2,343 barrels, or 93.0%. Year-to-date volumes in 1997 and 1996 were 6,470 and 4,977, respectively, an increase of 1,493 or 30.0%. Revenues per barrel between the second quarters of 1997 and 1996 were $180 and $175 per barrel, respectively, an increase of $5 per barrel, while they were $176 for the year-to-date periods in both 1997 and 1996. The increase in the revenues per barrel for the quarter reflects a change in the sales mix of the Company's products between cases, which have a higher revenue per barrel contribution, and kegs.

Management's Discussion and Analysis
For the Three and Six Months Ended June 30, 1997 and 1996


Excise Taxes
--------------------------------------------------------------------------------
Federal and state excise taxes were $43,323 and $23,125, or 5.3% and 6.0% of net sales, during the second quarters of 1997 and 1996, respectively. For the year-to-date periods of 1997 and 1996 such taxes were $60,228 and $41,486, or 5.8% and 5.2%, of net sales, respectively. The decrease as a percentage of net sales, during the second quarter of 1997, reflects the reduction of the Company's sales in states where the Company is levied excise tax. The increase in excise taxes in six month period of 1997, as a percentage of net sales, is due to changes in the mix of beer distribution between states. The Federal government and all state governments impose excise taxes on all beer sold. These taxes are levied on volume, regardless of the price or revenue generated from those sales. Each state in which the Company distributes its product has different liquor excise tax rates and regulations, including some states which require the distributor to pay such taxes instead of the producer.

Cost of Sales
--------------------------------------------------------------------------------
Second quarter cost of sales for 1997 and 1996 was $730,353 and $357,181, or 88.9% and 93.1% of net sales, respectively, an increase of $373,172 or 104.4% over 1996. Year-to-date cost of sales for 1997 and 1996 was $1,127,819 and $763,845, or 107.8% and 95.8% of net sales, respectively, an increase of $363,974 or 47.7% over 1996.

Two main factors caused the increase in the cost of sales for the second quarter of 1997 over the same period of 1996: (1) the substantial increase in sales and
(2) the increased fixed costs associated with owning and operating the Company's new brewing facility. Direct variable costs of production, principally raw ingredients, packaging materials, and labor for the second quarters of 1997 were $425,738, compared to $278,283 in the similar period of 1996, a 53.0% increase, compared with a 98.9% increase in sales. This volume related increase in cost of sales was partially offset by a 14.6% decrease in those costs per dollar of sales and a $22.86 decrease per barrel sold. Management believes direct labor costs of production per barrel and as a proportion of sales will decline further in the third and fourth quarters of 1997 as packaging efficiencies gained during the second quarter will be reflected for the entire third quarter and additional efficiencies are gained during the third quarter and reflected for the entire fourth quarter.

During the second quarter of 1997, the cost of sales were substantially increased by the increased fixed cost of the Company's new brewing facility. Fixed production overhead expenses, principally depreciation, utilities, and rent rose $237,310, to $316,208 in the second quarter of 1997 from $78,898 in 1996, an increase of 300.7%. Depreciation as a component of the cost of sales increased approximately $89,000 over the comparable period of 1996. The depreciation portion of the cost accounted for approximately $104,000 of the increase over the six months ended June 30, 1996. In addition, utilities increased by approximately $74,000 due to the increased volumes of electricity, natural gas, and water needed to run the much larger facility. For the six months, utility expenses had increased by approximately $91,000 over 1996. Rent increased approximately $60,000 over the similar period of 1996, and approximately $75,000 for the six months ended June 30. These fixed overhead expenses represent an increase of 18.2% per dollar of sales and $33.71 per barrel sold for the second quarter.

Management's Discussion and Analysis
For the Three and Six Months Ended June 30, 1997 and 1996


Management expects that production costs will remain high for the balance of 1997. Labor and other variable production costs are expected to gradually decline through the third quarter as the packaging equipment is "debugged" and personnel gain experience. The production overhead expenses will remain high and may increase during the remainder of 1997, as additional production equipment is purchased and installed. If, however, as Management expects, sales continue to increase, the negative impact of the increase in production overhead expenses should decline, both as a percentage of sales and dollars per barrel sold.

Selling, General and Administrative Expenses
--------------------------------------------------------------------------------
Selling, general and administrative ("SG&A") expenses were $991,626 and $362,413 in the second quarters of 1997 and 1996, respectively, an increase of $629,213, or 173.6%. SG&A expenses were $1,497,895 and $687,975 in the year-to-date periods of 1997 and 1996, respectively, an increase of $809,920 or 117.7%.

The Company's SG&A expenses increased over the comparable period in 1996 due to several factors. The most substantial increase was the increase in the Company's sales force. During the second quarter of 1997, the Company had eight sales people and a sales manager working to increase distribution of the Company's products compared to four sales people in the second quarter of 1996. Approximately $147,000 of the increase can be attributed to increased payroll expense and travel and related promotional expenses. For the six month period, these expenses accounted for approximately $290,000 of the increase over the comparable period of 1996. The Company also embarked upon a substantial advertising campaign in outside markets for the first time during the second quarter of 1997. These markets included New Jersey, Pennsylvania, and Georgia. This advertising campaign caused approximately $188,000 of the increase. During the second quarter of 1997, the Company used several outside professionals which included investor relations services, outside legal and accounting services. These services cost the Company approximately $154,000 during the quarter, and $164,000 for the year.

Other Income
--------------------------------------------------------------------------------
Other income of $74,187 during the second quarter of 1997 relates to gains recognized due to timing differences between the cash received and full sale value of written-down assets from year end 1996. For the year to date, other income of $135,523 has been recognized by the Company. The Company had no other income or expenses during the comparable period of 1996.

Interest (income) expense, net
--------------------------------------------------------------------------------
Interest (income) expense, net during the second quarter in 1997 was $80,792 in comparison to ($15,555) during the comparable period in 1996. Year-to-date interest (income) expense was $108,367 and ($12,153) during comparable periods of 1997 and 1996. Interest expense was offset by interest income from excess cash invested until required for operating and investment purposes. A substantial portion of the interest expense incurred relates to the debt obligations the Company has with Signet for the building, equipment and bridge financing for the new brewery.

Management's Discussion and Analysis
For the Three and Six Months Ended June 30, 1997 and 1996


Income Tax Provision
--------------------------------------------------------------------------------
The Company has incurred net operating losses during both 1997 and 1996 and, accordingly, no provisions for income taxes have been provided on the Statements of Operations. The Company has recorded a full valuation allowance against the net deferred tax asset.

Liquidity and Capital Resources
--------------------------------------------------------------------------------
Due to losses experienced during the start-up and expansion of the Company, operations to date have been funded primarily from private and public placements of common and preferred stock and by loans from stockholders and financial institutions. As of June 30, 1997, the Company had working capital of approximately $327,000. This balance is principally the result of the sale of Series A and Series B preferred stock, during the first quarter of 1997. As of June 30, 1996, the Company had working capital of approximately $1.8 million primarily a result of the closing of the Company's IPO in March, 1996.

Net cash used in investing activities during the three and six months ended June 30, 1997 were, $638,112, and $1,452,193, respectively, which amounts primarily represent purchases of capital assets (approximately $733,000 and $1.5 million, respectively). In addition, various expenses incurred in arranging for the Small Business Administration ("SBA"), the Maryland Economic Development Corporation ("MEDCO") and Signet financing, brewery construction, and trademarks were capitalized as intangible assets. In the second quarter and six months ended June 30, 1996, net cash used in investing activities was $601,480 and $1,226,943, respectively, which primarily represented deposits made with vendors for new brewery equipment.

Net cash provided by financing activities during the three and six months ended June 30, 1997 were approximately ($508,000) and $4.6 million, consisting primarily of the first quarter 1997 preferred stock proceeds of approximately $4.1 million net of commissions and fees and the $3.0 million building lease with Blue II, LLC. Second quarter 1996 activities related primarily to the proceeds of the Company's IPO and repayments of most of the Company's debt obligations immediately upon the close of the IPO.

The Company does not currently have a working capital line of credit or any other revolving credit. Management does not anticipate obtaining this or any other revolving credit facility until it has achieved profitability over a three to nine month period.

Management's Discussion and Analysis
For the Three and Six Months Ended June 30, 1997 and 1996


The Company intends to purchase and install additional fermentation vessels to increase its production capacity from the current level of approximately 3,300 barrels per month (39,600 barrels per year) to approximately 5,500 barrels per month (66,000 barrels per year) and to purchase other equipment to improve production efficiency and reduce production costs, during the last half of the third quarter of 1997. The Company's current liquid assets are inadequate to cover the cost of the new equipment to be purchased. In addition, the Company's current level of liquidity may be inadequate to fund the Company's operations or to provide a prudent level of cash reserves in the event cash flow from operations does not improve as the result of increasing sales and reduced production costs as quickly as management has anticipated. The Company's agreements with its senior lenders do not permit the Company to incur additional debt obligations. Consequently, management expects to receive a capital infusion of $1.5 to $2.0 million during the third quarter of 1997. This capital may be obtained in the form of equity or as a combination of equity and long-term lease financing. Additional capital infusions may be necessary in the future until the Company is able to operate profitably.

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

                          PART II. - OTHER INFORMATION
            For the Three and Six Months Ended June 30, 1997 and 1996


                              FREDERICK BREWING CO.


Item 1.  Legal Proceedings
--------------------------------------------------------------------------------
On June 17, 1997, the Company, as plaintiff, filed suit in the Circuit Court for Frederick County, Maryland, Case No. 97-1300CV, against Intertrade Package Machinery Corporation, an Ohio corporation ("IPMC"), Salh F. Khan, the Chief Executive Officer of IPMC ("Khan") and John B. Brannen, the President of IPMC ("Brannen"), (IPMC, Khan, and Brannen being collectively referred to herein as the "Defendants") for breach of express and implied warranties, fraud and negligent misrepresentation. The Company's complaint arose out of the Defendants' failure to provide, as promised in the contract dated May 2, 1996, a "turn-key" state-of-the-art bottling and packaging line system consisting of manufactured and remanufactured equipment, conveyor controls necessary for integration of the equipment, and the installation and start-up assistance necessary to commence operating the system at the Company's new brewery on or before March 3, 1997. The Company is seeking compensatory damages from all Defendants of $1.0 million and $3.0 million in punitive damages from Khan and Brannen. At the same time, the Company filed a motion for partial summary judgment against IPMC, alleging that there is no genuine dispute of material fact, relating to damages of $206,181.00 for the equipment paid for by the Company but never delivered by IPMC. As of July 22, 1997, all Defendants had been served and counsel for Brannen had indicated that they would be filing for removal of the case to U.S. District Court in Baltimore, Maryland. The Company intends to vigorously prosecute this action.

Item 2.  Changes in Securities
--------------------------------------------------------------------------------
None.

Item 3.  Defaults Upon Senior Securities
--------------------------------------------------------------------------------
None.

Item 4.  Submission of Matters to a Vote of Security Holders
--------------------------------------------------------------------------------
The annual meeting of stockholders of the Company was held on June 5, 1997. Two matters were put to a vote of the stockholders at this meeting: the election of two directors and the ratification of Coopers & Lybrand L.L.P. as the Company's independent accountants for the fiscal year ending December 31, 1997. Information regarding the matters voted upon was disclosed and discussed in the Company's Proxy Statement which, along with forms of Proxy, were distributed to all shareholders of record of the Company on or about May 5, 1997. Readers should refer to such Proxy Statement for additional information on the matters voted upon.

At the meeting 1,530,040 shares (approximately 78.3%) of the Company's issued and outstanding 1,954,876 shares of common stock were represented either in person or by proxy.

Results of the voting for directors was as follows:
Nominee for Three-Year Term Expiring in 2000:
    Carl R. Hildebrand   1,514,584 for,   0 against,     15,456 withheld.
    Jerome M. Pool       1,514,584 for,   0 against,     15,456 withheld.

Other Information
For the Three and Six Months Ended June 30, 1997 and 1996

Such nominees were declared duly elected. The directors of the Company whose term of office continued after the meeting were Kevin E. Brannon and Marjorie A. McGinnis whose terms expire in 1998 and Nicholas P. Foris, MD and Maribeth Visco whose terms expire in 1999.

Results of the voting for the ratification of independent accountants was as follows:
              1,525,330 for,    3,100 against,    1,610 withheld.

The independent accountants were declared duly elected.

Item 5.  Other Information
--------------------------------------------------------------------------------
None.

--------------------------------------------------------------------------------
Item 6.  Exhibits and Reports on Form 8-K
--------------------------------------------------------------------------------
         (a)      Exhibits Filed:

                  Index to Exhibits
--------------------------------------------------------------------------------
                  (I.)     Press release,  May 19, 1997
                  (II.)    Press release,  June 9, 1997
                  (III.)   Press release,  June 26, 1997

         10                Material Contracts
                  (I.) Loan agreement between U.S. Small Business Administration and the Company

         27                Financial Data Schedule

         99 Safe Harbor Under the Private Securities Litigation Reform Act of 1995 /1/

----------------
1 Incorporated by reference from the Form 8-K filed with the SEC on February 27, 1997.

                                   SIGNATURES

In accordance with the requirements of the Securities and Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                             Frederick Brewing Co.


         Date      July, 1997        /s/  Kevin E. Brannon
                 ----------------    --------------------------------
                                            Kevin E. Brannon
                                            Chairman of the Board and
                                            Chief Executive Officer


         Date      July, 1997        /s/ Craig J. O'Connor
                 ----------------    --------------------------------
                                            Craig J. O'Connor
                                            Vice President - Finance &
                                            Administration

FOR IMMEDIATE RELEASE:                                                      NEWS
May 19, 1997                                                         Nasdaq-BLUE

               FREDERICK BREWING CO. REPORTS FIRST QUARTER RESULTS

FREDERICK, Maryland -- Frederick Brewing Co. (FBC) (Nasdaq-BLUE), brewer of the Blue Ridge family of beers, today reported results for its first quarter ended March 31, 1997.

Gross sales for the quarter were $265,814 compared with $432,230 in the first quarter last year. Management said sales in the quarter were hindered as the Company transitioned its brewing operations and headquarters to a new, 57,000-square-foot brewery. Full scale operation at the new facility, which was completed late in the first quarter, should begin in the second quarter of fiscal 1997. The $8 million, state-of-the-art facility has increased the Company's brewing capacity from 12,600 barrels to 50,000 barrels per year.

FBC reported a net loss for the quarter of $645,502, or 33 cents per share, compared with a net loss of $321,759, or 24 cents per share, in the same period a year ago. Management said the loss was attributable to reduced sales and a significant rise in selling, general and administrative expenses, which increased to $506,268 from $325,562 last year. Increased SG&A expenses resulted primarily from expansion of the Company's sales force as the Company works to increase distribution of its products.

In addition to completing the new brewery, FBC announced several other significant accomplishments during the quarter, which management believes will strengthen the Company's long-term sales performance. On April 1, FBC introduced Hempen Ale, the first commercially produced and marketed malt beverage that uses hemp seeds as a primary ingredient. Wholesale distributors throughout the United States and Canada have contacted the Company about the new product, and management expects the widespread media attention Hempen Ale is receiving will increase the Company's sales and geographic distribution.

In March, FBC announced it had signed distribution agreements for the New York City, New Jersey and Florida markets. Also in March, three FBC brews won medals at the Cheers' Magazine's "One World" Beer Festival held in Miami, Florida. The Company completed two private placements of preferred stock during the quarter, which netted proceeds of more than $4 million.

"While our first quarter financial results were not satisfactory, we are pleased with the overall level of activity that took place during the period," said Kevin Brannon, CEO. "As the new brewery reaches full operating capacity, we should experience a corresponding increase in our gross sales results and an improvement in our overall financial performance. We are eager to capitalize on the widespread national attention the Company has received in recent months."

Founded in 1992, Frederick Brewing Co. participates in the growing "craft" beer segment of the $50 billion domestic beer market. The Frederick, Maryland-based Company produces 12 styles of distinctive, all-natural beers.

                                                             Continued on Page 2

Statements made in this news release that are not historical facts may be forward looking statements. Actual results may differ materially from those projected in any forward looking statement. There are a number of important factors that could cause actual results to differ materially from those anticipated by any forward looking information. A description of risks and uncertainties attendant to Frederick Brewing Company and its industry and other factors which could affect the Company's financial results are included in the Company's 10-QSB filed with the Securities and Exchange Commission.

FINANCIAL RECAP

                                                            Three Months Ended
                                                                March 31,
                                                        --------------------------
                                                        1997                 1996
                                               ------------------    -----------------

Gross sales                                    $         265,814    $          432,230
Less excise taxes                                         16,906                18,361
Net sales                                                248,908               413,869
Cost of sales                                            421,903               406,664
Gross profit (loss)                                     (172,995)                7,205
Selling, general and
   administrative expense                                506,268               325,562
Operating loss                                          (679,263)             (318,357)
Interest expense, net                                     27,575                 3,402
Other income (expense)                                   (61,336)                    -
Loss before income taxes                                (645,502)             (321,759)
Provision for income taxes                                     -                     -
Net loss                                       $        (645,502)    $        (321,759)
Net loss per share                             $            (.33)    $            (.24)
Weighted average common shares and
   common share equivalents outstanding                1,954,876             1,350,079

                                                            ###

                                    CONTACTS:
Frederick Brewing Co.                                             Pfeiffer Public Relations, Inc.
Kevin Brannon, CEO                                                                     Geoff High
301/694-7899x100                                                                     303/393-7044
www.fredbrew.com


Press Release                                                      June 9, 1997

For Immediate Issue

Frederick Brewing Co. Management Sees Good Time Ahead

Frederick Brewing Co. (Nasdaq: BLUE) announced today that it expects second quarter sales to reach $850,000, a 93 percent increase over the same period last year and management expects to reach break even on a monthly-basis by the end of the September, CEO Kevin Brannon, told Thursday's annual meeting of shareholders.

Production at the new brewery has steadily increased since early April, said Mr. Brannon. April sales were 85 percent of average monthly sales for 1996, although the new bottling line, ten times faster than the old one, was initially running at one third of maximum speed.

May gross revenues of $242,000 were the second highest of any month in the company's history, and the 1,560 barrels packaged was 60 percent higher than could have been achieved at the old brewery. Revenues for April and May were up 42 percent over the same period last year on an increase of 39 percent in barrels sold. By the end of May the automatic bottling line was running at 50 percent of its rated speed - five times faster than the old equipment.

Bottling line speeds are expected to reach capacity by mid-June with production due to reach 3,000 barrels of packaged beer by the end of the month which will help clear backorders from current customers of more than 1,200 barrels.

"Assuming normal June orders and with the company's plans to expand distribution of its Blue Ridge and Hempen Ales as soon as sales permit, the month's revenue is expected to be about $500,000 on sales of 3,000 barrels. This would mean second quarter revenues of over $850,000, a 93 percent increase over the second quarter of 1996," he said.

The cost of the company's move to its new multi-million dollar brewery in March and the initial disruption caused will mean another loss being posted for the second quarter.

First quarter sales were down by 38 percent compared with the first three months of 1996 because production in the original brewery was reduced in early February and halted at the end of the month. Additionally, beer brewed at the new plant could not be packaged until late March and was bottled on the company's old bottling line until mid-April.

Labor costs are expected to remain higher than originally anticipated until all packing line automation is fully operational, expected in mid-June. These costs, together with the high costs already incurred in April and May and planned advertising expenditure in June, mean that the company expects to post another large loss during the current quarter - similar to the $650,000 incurred in the first quarter.

"Based on current trends, planned market and plant expansions, and the expectation of lower costs as levels of automation and employee training increase, management believes the company can reach break-even on a monthly basis by the end of the third quarter of this year," said Mr. Brannon.

Statements made in this news release that are not historical facts may be forward looking statements. Actual results may differ materially from those projected in any forward looking statements. There are a number of important factors that could cause actual results to differ materially from those anticipated by any forward looking information. A description of risks and uncertainties attendant to Frederick Brewing company and its industry and other factors which could affect the company's financial results are included in the Company's 10-QSB filed with the Securities and Exchange Commission.

                                       ###


For further information contact Kevin E. Brannon with Frederick Brewing Co. at 301-694-7899.

                              FOR IMMEDIATE RELEASE


                                  June 26, 1997

BREWER SAYS SOARING DEMAND STRAINS CAPACITY

Frederick, MD -- Frederick Brewing Co., the brewer of the "Blue Ridge" and "Hempen Ale" lines of craft beers, today said rapidly rising demand in current markets, not problems with its packaging equipment, were slowing the company's expansion into new markets. The company took issue with a report published in the June 26 editions of the local Gazette weekly tabloids.

         According to Marjorie McGinnis, FBC's president, the company's new brewery on Wedgewood Boulevard has been bottling and shipping beer at levels very near its current 3,300 barrel per month brewing capacity for about six weeks. "The Gazette story missed the main point: sales of Blue Ridge and Hempen Ale in our existing markets are so high that we cannot keep up with demand, even with the new brewery running at full capacity. That is why, as the Gazette also reported, we are ordering more tanks to increase our brewing capacity by 75%." The new capacity should become available in September and October.

         FBC previously reported that May sales were the second-highest in its four year history and that it expects production and sales for the quarter ending June 30 to be nearly double the same period last year. June production was projected to reach about 3,000 barrels of packaged beer.

         The brewer has filed a lawsuit, seeking $1 million in compensatory damages and $3 million in punitive damages, against Intertrade Packaging Machinery Corp. of Cinncinatti, and two company officers, alleging breach of contract, breach of warranty and fraud in the sale of packaging equipment. FBC says none of the equipment was delivered on time, much of it was not delivered at all and most of what was delivered required costly repairs to make it function. The company was forced to use a much smaller and slower bottling line for several weeks. McGinnis said, "In mid-May, we were able to get enough of the equipment running to allow us to package all the beer we can make. The problem since then has been that we have had to employ a number of temporary workers to build and pack the six-pack cartons and case boxes. This has been expensive and negatively effects our profitability but has not caused us to lose sales over the past six weeks." She acknowledged that the packaging equipment problems did cause the brewery to lose substantial sales from March through mid-May. The company expects that all of the packaging equipment will be fully functional within a week.

         Of the lawsuit, Kevin Brannon, FBC's chief executive officer, said, "I am very confident that we will win our case. But having studied and practiced law for ten years before starting this business, I know that it is often a long and winding road between filing a case and collecting money from a defendant." Brannon scoffed at the Gazette's headline, "Brewery files lawsuit for $4 million to stay afloat." He said the company's financial prospects were "in no way tied" to the outcome of the lawsuit.

FOR FURTHER INFORMATION CONTACT:
KEVIN BRANNON OR MARJORIE MCGINNIS, FREDERICK BREWING CO.
(301) 694-7899.   E-Mail:  kevinb@fred.net; marjorie@fred.net