Form 10QSB
period 1997-09-30
FREDERICK BREWING CO
filed 1997-11-14
CIK 926978

================================================================================
                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSB


           [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934
               For the quarterly period ended September 30, 1997.

                                       or

            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

   For the transition period from _______________ to _______________________



                        Commission File Number: 0-27800

                             Frederick Brewing Co.
                             ---------------------
       (Exact name of small business issuer as specified in its charter)


              Maryland                                    52-1769647
              --------                                    ----------
    (State or other jurisdiction                      (I.R.S. Employer
    of incorporation or organization)                 Identification No.)

 4607 Wedgewood Boulevard, Frederick, Maryland               21703
 ---------------------------------------------               -----
   (Address of principal executive offices)                (Zip Code)


                                 (301) 694-7899
                                 --------------
                (Issuer's telephone number, including area code)

                                 Not Applicable
                                 --------------
              (Former name, former address and former fiscal year,
                          if changed since last report)


Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [ X ] Yes [ ] No


   Common Stock, $0.00004 Par Value                    4,270,881
   --------------------------------                    ---------
     (Title of Each Class)                   (Number of Shares Outstanding
                                               as of  November 3, 1997)


Transitional Small Business Disclosure Format (Check one):
Yes [   ]      No [ X ]

================================================================================

                             FREDERICK BREWING CO.

                              --------------------
                              INDEX TO FORM 10-QSB
                              --------------------


PART I.  FINANCIAL INFORMATION
--------------------------------------------------------------------------------
     ITEM 1.  FINANCIAL STATEMENTS

              BALANCE SHEET (UNAUDITED)
                September 30, 1997                                             1
              STATEMENTS OF OPERATIONS (UNAUDITED)
                Three and Nine Months Ended September 30, 1997 and 1996        2
              STATEMENTS OF CASH FLOWS (UNAUDITED)
                Three and Nine Months Ended September 30, 1997 and 1996        3
              NOTES TO UNAUDITED FINANCIAL STATEMENTS                          4

     ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS                             6

PART II.  OTHER INFORMATION
--------------------------------------------------------------------------------

     ITEM 1. LEGAL PROCEEDINGS                                                13

     ITEM 2. CHANGES IN SECURITIES                                            13

     ITEM 3. DEFAULTS UPON SENIOR SECURITIES                                  13

     ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS              13

     ITEM 5. OTHER INFORMATION                                                14

     ITEM 6. EXHIBITS AND REPORTS ON FORM 10-QSB                              15


SIGNATURES
--------------------------------------------------------------------------------
     SIGNATURE PAGE                                                           16

                        PART 1. - FINANCIAL INFORMATION

Item 1.  Financial Statements.

                             Frederick Brewing Co.
                                 Balance Sheet

                                                                        September 30, 1997
                                                                        ------------------
                                                                            (Unaudited)
                                ASSETS
-------------------------------------------------------------------------
Current assets:
   Cash and cash equivalents ............................................   $    218,343
   Restricted cash ......................................................         27,112
   Trade receivables, net ...............................................        536,441
   Inventories, net .....................................................        417,729
   Prepaid expenses .....................................................        356,727
                                                                            ------------
      Total current assets ..............................................      1,556,352

Property and equipment, net .............................................      8,838,728
Intangibles, net of accumulated amortization of $ 47,988 ................        193,790
Other assets ............................................................        747,118
                                                                            ------------

      Total assets ......................................................   $ 11,335,988
                                                                            ============


                 LIABILITIES AND STOCKHOLDERS' EQUITY
-------------------------------------------------------------------------
Current liabilities:
   Current maturities of long-term debt .................................   $    314,871
   Current maturities of capital lease obligations ......................        358,520
   Accounts payable .....................................................        537,238
   Accrued liabilities ..................................................         34,273
                                                                            ------------
      Total current liabilities .........................................      1,244,902

Long-term debt ..........................................................      2,219,388
Long-term capital lease obligations .....................................      2,948,582
                                                                            ------------
      Total liabilities .................................................      6,412,872
                                                                            ------------


Stockholders' equity:
   Preferred stock - Series A, 1,848 shares issued and outstanding ......        786,587
   Preferred stock - Series B,  1,280 shares issued and outstanding .....        711,161
   Preferred stock - Series C,  2,100 shares issued and outstanding .....      1,837,500
   Preferred Stock - Series D,  0 shares issued and outstanding .........             --
   Common stock - $0.00004 par value, 9,000,000 shares authorized,
      3,586,991 shares issued and outstanding ...........................            127
   Additional paid-in capital ...........................................      9,723,264
   Accumulated deficit ..................................................     (8,135,523)
                                                                            ------------
      Total stockholders' equity ........................................      4,923,116
                                                                            ------------

      Total liabilities and stockholders' equity ........................   $ 11,335,988
                                                                            ============


    The accompanying notes are an integral part of these financial statements

                             Frederick Brewing Co.
                            Statements of Operations



                                               Three Months Ended September 30,        Nine Months Ended September 30,
                                               --------------------------------        -------------------------------
                                                  1997                   1996              1997              1996
                                               ------------           ---------         -----------      -----------
                                                           (Unaudited)                            (Unaudited)

Gross sales ................................   $  1,072,961           $ 515,376         $ 2,214,191      $ 1,390,119
Less returns and allowances ................         (3,617)            (48,690)            (38,805)         (84,576)
Less excise taxes ..........................        (51,794)            (32,156)           (112,022)         (73,643)
                                               ------------           ---------         -----------      -----------
   Net sales ...............................      1,017,550             434,530           2,063,364        1,231,900

Cost of sales ..............................        949,904             475,644           2,077,723        1,353,843
                                               ------------           ---------         -----------      -----------
   Gross profit (loss) .....................         67,646             (41,114)            (14,359)        (121,943)

Selling, general and administrative
   expenses ................................      1,183,310             439,913           2,681,205          996,472
                                               ------------           ---------         -----------      -----------
   Loss from operations ....................     (1,115,664)           (481,027)         (2,695,564)      (1,118,415)

Interest (income) expense, net .............         95,927              (6,009)            204,294           (1,101)
Other income ...............................              -                   -            (135,523)               -
                                               ------------           ---------         -----------      -----------
   Loss before income taxes ................     (1,211,591)           (475,018)         (2,764,335)      (1,117,314)

Provision for income taxes .................              -                   -                   -                -
                                               ------------           ---------         -----------      -----------

   Net loss ................................   $ (1,211,591)          $(475,018)        $(2,764,335)     $(1,117,314)
                                               ------------           ---------         -----------      -----------

Preferred stock dividend requirements.......       (928,626)                  0          (2,283,080)               0
                                               ------------           ---------         -----------      -----------
   Net loss attributable to common
     shareholders ..........................     (2,140,217)          $(475,018)         (5,047,415)      (1,117,314)
                                               ============           =========         ===========      ===========

Per common share
   Net loss.................................         ($0.44)             ($0.24)             ($1.01)          ($0.64)
                                               ------------           ---------         -----------      -----------

   Preferred stock dividend requirements....        ($0.34)             ($0.00)             ($0.83)           $0.00
                                               ------------           ---------         -----------      -----------

   Net loss attributable to common
     shareholders...........................         ($0.78)             ($0.24)             ($1.84)           (0.64)
                                               ============           =========         ===========       ==========


Weighted average common shares and common
   share equivalents outstanding ...........      2,736,333           1,954,876           2,239,173        1,754,013
                                               ============           =========         ===========      ===========





The accompanying notes are an integral part of these financial statements

                             Frederick Brewing Co.
                            Statements of Cash Flows

                                                 Three Months Ended September 30,  Nine Months Ended September 30,
                                                 --------------------------------  -------------------------------
                                                      1997             1996          1997            1996
                                                    -----------    -----------    -----------    -----------
                                                            (Unaudited)                  (Unaudited)

Cash flows from operating activities:
   Net (loss) ...................................   $(1,211,591)   $  (475,018)   $(2,764,335)   $(1,117,314)
   Adjustments to reconcile net (loss)
     to net cash used for operating activities:
     Depreciation and amortization ..............       197,330         54,202        462,716        151,490
     Changes in operating assets and liabilities:
       Trade receivables ........................      (105,985)       (81,573)      (297,028)      (119,015)
       Inventories ..............................      (110,762)       163,648       (207,166)        11,112
       Prepaid expenses .........................        82,332        (16,150)      (274,315)        64,454
       Other assets .............................       (41,604)             -       (676,118)             -
       Accounts payable and accrued expenses ....       (61,325)       (15,522)      (223,243)      (366,579)
                                                    -----------    -----------    -----------    -----------
     Net cash used for operating activities .....    (1,251,605)      (370,413)    (3,979,489)    (1,375,852)
                                                    -----------    -----------    -----------    -----------

Cash flows from investing activities
   Deposits on equipment ........................             -       (710,261)             -     (1,681,924)
   Purchase of property and equipment ...........      (489,165)         2,299     (1,969,064)      (169,892)
   Proceeds from sale of equipment ..............             -              -        154,600              0
   Purchase of intangibles ......................       (16,002)       (48,754)      (142,896)      (131,843)
                                                    -----------    -----------    -----------    -----------
     Net cash used for investing activities .....      (505,167)      (756,716)    (1,957,360)    (1,983,659)
                                                    -----------    -----------    -----------    -----------

Cash flows from financing activities
   Proceeds from long-term debt .................             -        939,754      1,636,485      1,020,070
   Payments on long-term debt ...................      (162,353)       (14,835)    (1,858,589)      (446,884)
   Payments on capital leases ...................       (62,128)        (3,315)       (77,828)        (9,559)
   Proceeds from common stock issuance,
     net of issuance costs.......................             -              -              -      3,857,679
   Proceeds from preferred stock issuance,
     net of issuance costs.......................     1,768,245              -      5,793,246              -
   Restricted cash ..............................        (4,439)             -        612,888              -
                                                    -----------    -----------    -----------    -----------
     Net cash provided by financing activities ..     1,539,325        921,604      6,106,202      4,421,306
                                                    -----------    -----------    -----------    -----------

Net increase (decrease) in cash and cash
  equivalents....................................      (217,447)      (205,525)       169,353      1,061,795

Cash and cash equivalents, beginning of period ..       435,790      1,267,320         48,990              -
                                                    -----------    -----------    -----------    -----------

Cash and cash equivalents, ending of period .....   $   218,343    $ 1,061,795    $   218,343    $ 1,061,795
                                                    ===========    ===========    ===========    ===========



   The accompanying notes are an integral part of these financial statements

                             FREDERICK BREWING CO.


Notes to Financial Statements
September 30, 1997
(Unaudited)

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

Operating results for the three and nine month periods ended September 30, 1997 are not necessarily indicative of the results that may be expected for the year ending December 31, 1997, or for any other period. For information relating to the financial position and the results of operations of the Company as of and for the year ended December 31, 1996, refer to the financial statements included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1996 and in its 1996 Annual Report to shareholders.


Note 2 - Cash and Cash Equivalents
--------------------------------------------------------------------------------
The Company considers its investments with original maturities, at date of purchase, of 90 days or less to be cash equivalents. At September 30, 1997, the following cash and cash equivalents were held by the Company:

            Cash in bank and petty cash .................   $218,343
            Securities held under agreement to repurchase     27,112
                                                            --------
                                                            $245,455
                                                            ========

The Company occasionally invests excess funds in reverse repurchase agreements for U.S. Government securities. Under these agreements, the Company purchases securities with an agreement to resell them. Generally, such agreements mature on the next business day following the date of investment. Due to the short-term nature of the agreements, the Company does not take possession of the securities, which are instead held at the Company's bank from which it purchases the securities. The carrying value of the agreements approximates fair value because of the short maturity of the investments and the Company believes that it is not exposed to any significant risk on its investments in reverse repurchase agreements. At September 30, 1997, approximately $27,000 of the securities was pledged as collateral to guarantee the Company's obligation to Signet Bank of Maryland ("Signet") for the new brewing facility and was recorded as restricted cash.

Notes to Financial Statements
September 30, 1997
(Unaudited)

Note 3 - Income Taxes
--------------------------------------------------------------------------------
The Company accounts for income taxes under the liability method. The Company has not recorded a provision for income taxes for the three and nine month periods ended September 30, 1997 and 1996, respectively, based on the fact that the Company has incurred net operating losses during those periods. The Company has provided a full valuation allowance against its net deferred tax asset as of September 30, 1997.

Note 4 - Net Loss per Common Share
--------------------------------------------------------------------------------
Net loss per common share is based on the weighted average number of common shares and common share equivalents outstanding during the periods. Common share equivalents are comprised of stock options, stock warrants and convertible securities for which the effective yield is less than two-thirds of the Aa corporate bond rate at date of issuance. Common share equivalents have not been included in the calculation for the three and nine months ended September 30, 1997 and 1996 because the effects of such items were anti-dilutive.

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

The net loss attributable to common shareholders has been adjusted for deemed dividends. The deemed dividend relates to the discount feature associated with the Company's Series A and Series B Convertible Preferred Stock, issued in March of 1997 and the Company's Series C Convertible Preferred Stock, issued in September of 1997. The discount has been computed in accordance with the SEC's position on accounting for preferred stock that is convertible at a discount to the market. The discount amount, which was approximately $114,000, $1,326,000 and $900,000 for Series A, Series B and Series C, respectively, is recognized as a return to the shareholders over the minimum period in which the shareholders can realize that return. The Series B and Series C shares are convertible immediately, thus the dividends related to such shares was recognized immediately, and the Series A shares are convertible one year from date of issuance and the dividend related to these shares is being recognized over the one year period from date of issuance.

Note 5 - Prepaid Expenses
--------------------------------------------------------------------------------
During the first quarter of 1997, over a 60 month contractual period the Company paid $800,000 for investor relations services to be rendered over a 60 month contractual period by three affiliated companies: Corporate Relations Group, Inc. ("CRG"), Arrow Marketing Inc. and Gulf Atlantic Publishing Inc. This balance is being amortized on a straight-line basis over 60 months beginning in April 1997. The non-current portion of this balance representing $560,000 is included in other assets.

Note 6 - Property and Equipment
--------------------------------------------------------------------------------
Property and equipment at September 30, 1997 consisted of the following:

      Brewing equipment ...................     $4,757,738
      Capital lease - building ............      3,088,103
      Leasehold improvements ..............      1,343,741
      Automobiles and trucks ..............        201,499
      Furniture and fixtures ..............        192,095
                                                ----------

         Total ............... ............     $9,583,176
      Less accumulated depreciation
        and amortization ..................       (744,448)
                                                ----------

      Property and equipment, net .........     $8,838,728
                                                ==========

Notes to Financial Statements
September 30, 1997
(Unaudited)


The portion of property and equipment classified as "capital lease - building" relates to the Company's agreement with Blue II, LLC ("Blue II") which built the new brewery for the Company to its specifications and is leasing it back to the Company. The lease has a twenty year term with monthly payments due to Blue II as set forth in the agreement. The building has been reflected in property and equipment at its estimated fair value at the inception of the lease term, which was equal to the present value of the future minimum lease payments, and is being amortized on a straight line basis over the lease term.

                        PART I. - FINANCIAL INFORMATION

Item 2. Management's Discussion and Analysis of Financial Condition and
        Results of Operations For the Three and Nine Months Ended September 30, 1997 and 1996


Overview of Significant Activities and Expenses
--------------------------------------------------------------------------------
A net loss of ($1,211,591) or ($0.44) per share, was incurred during the third quarter of 1997 compared to net loss of ($475,018), or ($0.24) per share, for the corresponding quarter of 1996. Year-to-date 1997 losses increased to ($2,764,335) or ($1.01) per share, compared to losses of ($1,117,314) or ($0.64)
per share, for the similar period of 1996.

Weighted average common shares outstanding were 2,736,333 during the third quarter of 1997 and 1,954,876 for the three months ended September 30, 1996. For the year to date, weighted average shares outstanding were 2,239,173 for 1997, compared to 1,754,013 in the similar period of 1996. The increase in the shares outstanding for the three and nine months ending September 30, 1997 relates primarily to the conversion of certain of the Company's Preferred shares into Common Stock during the third quarter of 1997.

During the third quarter of 1997, record levels of revenues were achieved. The Company's sales increased 108.3% to $1,072,961 during the third quarter of 1997 over the similar period of 1996. These record levels were associated with increases in production that were made possible through the operation of the Company's new facility coupled with a concentrated marketing and promotional effort, including a line extension of the Hempen brand, all of which created a strong demand for the Company's product. In 1997, July sales were 1,723 barrels (on packaged production of 1,871 barrels). August sales increased to 2,039 barrels (on packaged production of 2,497 barrels) and September sales leveled off at 1,975 barrels (on packaged production of 2,026 barrels).

Sales increases during the third quarter were generated largely within territories where the Company had been distributing its products for a least one year. Sales in these territories increased to 4,113 barrels in the third quarter of 1997 from 2,999 barrels in the comparable period of 1996, a 37.1% increase. During the third quarter, sales of 1,624 barrels were sold in new territories entered within the past 12 months. Management intends to pursue new territorial markets as production capacity permits.

In response to the increased demand for new hemp products, the Company added Hempen Gold( to its family of beers in September, 1997. During the third quarter, the Company sold 2,869 barrels of its Hempen products, which represented 50% of the Company's total sales during the period. Sales in barrels of the Company's "Blue Ridge[TM]" line remained level for the same period although sales dollars increased slightly.

Management's Discussion and Analysis
For the Three and Nine Months Ended September 30, 1997 and 1996

The performance of the Company's new packaging materials handling equipment continued to improve throughout the quarter. Management believes packaging efficiency has reached an acceptable level of production and will continue to improve through the fourth quarter of 1997, as the equipment becomes fully functional and the training of operating employees is completed. This should continue to reduce production costs and improve operating margins.

Also, during the quarter, the Company continued to pursue geographical expansion of its channels of distribution. The Company began shipping to seven (7) new states during the third quarter of 1997. The states added were Kentucky, Arizona, Kansas and limited portions of North Carolina, Missouri, California and New York. In addition, the Company reentered portions of the Massachusetts and Ohio markets during this period. During the third quarter, the Company added twenty-nine (29) new distributors including completion of a full distribution network throughout the state of Washington. As of September 30, 1997 the Company has a total of 68 distributors throughout its current distribution network.

Management's Discussion and Analysis
For the Three and Nine Months Ended September 30, 1997 and 1996

Review of Operations
--------------------------------------------------------------------------------
The following table sets forth certain items derived from the Company's Statements of Operations, expressed as a percentage of net sales, for the three and nine month periods ended September 30, 1997 and 1996.

                                             Percentage of Sales for the Periods Ended Sept. 30,
                                             ---------------------------------------------------
                                                  Three Months                Nine Months
                                                1997         1996          1997         1996
                                                ----         ----          ----         ----
                                                  (Unaudited)                  (Unaudited)

Gross sales ..................................  105.1%       107.4%        105.4%       106.0%
Less excise taxes ............................    5.1          7.4           5.4          6.0
                                                -----        -----         -----        -----
Net sales ....................................  100.0        100.0         100.0        100.0
Cost of sales ................................   93.4        109.5         100.7        109.9
                                                -----        -----         -----        -----
Gross profit (loss)  .........................    6.6         (9.5)         (0.7)        (9.9)
Selling, general, and admin. expenses ........  101.5        101.2         122.6         80.9
                                                -----        -----         -----        -----
Loss from operations .........................  (94.9)      (110.7)       (123.3)       (90.8)
Interest (income), net .......................    9.4         (1.4)          9.9         (0.1)
Other (income) ...............................    0.0          0.0          (6.6)         0.0
                                                -----        -----         -----        -----
Net loss ..................................... (104.3)      (109.3)       (126.6)       (90.7)
                                                -----        -----         -----        -----


Sales
--------------------------------------------------------------------------------
Gross sales for the 1997 and 1996 third quarters were $1,072,961 and $515,376, respectively, an increase of $557,585 or 108.2%, in 1997 compared to 1996. Year-to-date gross sales for 1997 and 1996 were $2,214,191 and $1,390,119, respectively, an increase of $ 824,072 or 59.3%.

Third quarter volumes were 5,737 and 2,998 barrels for 1997 and 1996, respectively, an increase of 2,739 barrels, or 91.4%. Year-to-date volumes in 1997 and 1996 were 12,277 and 7,975, respectively, an increase of 4,302 barrels or 53.9%. Revenues per barrel for the third quarters of 1997 and 1996 were $187 and $172 per barrel, respectively, an increase of $15 per barrel, while such revenues were $180 and $174 for the year-to-date periods in 1997 and 1996. The increase in the revenues per barrel for the quarter reflects a change in the sales mix of the Company's products from kegs to cases, which contributed a higher revenue per barrel revenue contribution.


Excise Taxes
--------------------------------------------------------------------------------
Federal and state excise taxes were $51,793 and $32,156, or 5.1% and 7.4% of net sales, during the third quarters of 1997 and 1996, respectively. For the year-to-date periods of 1997 and 1996 such taxes were $112,022 and $73,643, or 5.4% and 6.0%, of net sales, respectively. The decrease as a percentage of net sales for the third quarter of 1997 and nine months ending September 30, 1997 reflects the reduction of the Company's sales in states where the Company is levied state excise tax as a percentage of total sales. The Federal Government and some state governments impose excise taxes on all beer sold. These taxes are levied on volume, regardless of the price or revenue generated from those sales. Each state in which the Company distributes its product has different beer excise tax rates and regulations, including some states which require the distributor to pay such taxes instead of the Company.

Cost of Sales
--------------------------------------------------------------------------------
Third quarter cost of sales for 1997 and 1996 was $949,904 and $475,644, or 93.4% and 109.5% of net sales, respectively, an increase of $474,260 or 99.7% over 1996. Year-to-date cost of sales for 1997 and 1996 was $2,077,723 and $1,353,843, or 100.7% and 109.9% of net sales, respectively, an increase of $723,880 or 53.5% over 1996.

Management's Discussion and Analysis
For the Three and Nine Months Ended September 30, 1997 and 1996

Two main factors caused the increase in the cost of sales for the third quarter of 1997 over the same period of 1996: (1) the substantial increase in sales volume, and (2) the increased fixed costs (rent, utilities and depreciation) associated with operating the Company's new brewing facility.

Due to bulk purchasing, primarily of malted barley, glass bottles and paper packaging materials and improved labor productivity made possible by larger batch sizes and a higher degree of automation in the new brewery, direct variable costs of production principally raw ingredients, packaging materials and labor were $487,399 ($85 per barrel sold) for the third quarter of 1997 compared to $376,652 ($126 per barrel sold) in the similar period of 1996, when the Company's beers were still being produced at its original facility. These amounts represent a 29.4% increase in variable cost of sales compared to a 108.2% increase in sales.

This improvement was offset, however, by increased fixed production overhead expenses associated with owning, maintaining and operating the larger new brewery. Production overhead expenses principally management and supervisory salaries, depreciation, utilities and equipment rentals were $462,505 ($81 per barrel) for the third quarter of 1997 compared to $98,992 ($33 per barrel) for the third quarter of 1996. This represents a 367.2% increase compared to a 108.2% increase in sales.

Management believes the current level of fixed production overhead expenses can be maintained with only small increases even if production and sales volumes increase by three to five times current levels. This would have the effect of reducing the cost of sales as a percentage of total sales. However, while management believes production and sales will continue to increase in future periods, no assurances can be given that such increases of that magnitude will occur.

Selling, General and Administrative Expenses
--------------------------------------------------------------------------------
Selling, general and administrative ("SG&A") expenses were $1,183,310 and $439,913 in the third quarters of 1997 and 1996, respectively, an increase of $743,397, or 169.0%. SG&A expenses were $2,681,205 and $996,472 in the year-to-date periods of 1997 and 1996, respectively, an increase of $1,684,733 or 169.1%.

The Company's SG&A expenses increased over the comparable period in 1996 due to several factors. Payroll and payroll related costs increased during this period as new sales and administrative staff were added to handle the increased work load. In addition, the Company continued to use several outside professionals which included investor relations services, outside legal and accounting services. These services included an expense of $310,000 for investor relations services, a $151,000 expense for Morgan-Keller, Inc., the general contractor of the new brewery, pursuant to a contracted obligation acquiring the Company to reimburse any loss on the sale of Series A Preferred Stock previously issued as partial payment for construction services and $20,000 for financial consulting services which represented 32% of the Company's quarterly SG&A expenditures.

Other Income
--------------------------------------------------------------------------------
Other income of $135,523 for the nine months ended September 30, 1997 relates to gains recognized on the sale of brewing equipment.

Management's Discussion and Analysis
For the Three and Nine Months Ended September 30, 1997 and 1996

Interest (income) expense, net
--------------------------------------------------------------------------------
Interest (income) expense, net during the third quarter in 1997 was $95,517 in comparison to ($6,009) during the comparable period in 1996. Year-to-date interest (income) expense was $204,294 and ($1,101) during comparable periods of 1997 and 1996, respectively. Interest expense was partially offset by interest income from excess cash invested until required for operating and investment purposes. A substantial portion of the interest expense incurred relates to the debt obligations the Company has with Signet for the building, equipment and bridge financing for the new brewery.

Income Tax Provision
--------------------------------------------------------------------------------
The Company has incurred net operating losses during both 1997 and 1996 and, accordingly, no provisions for income taxes have been provided on the Statements of Operations. The Company has recorded a full valuation allowance against the net deferred tax asset.

Liquidity and Capital Resources
--------------------------------------------------------------------------------
Due to losses experienced during the start-up and expansion of the Company, operations to date have been funded primarily from private and public placements of common and preferred stock and by loans from stockholders and financial institutions. As of September 30, 1997, the Company had working capital of approximately $311,000. This balance is principally the result of the sale of Series A, Series B and Series C preferred stock, during the first and third quarters of 1997. As of September 30, 1996, the Company had working capital of approximately $1.6 million primarily a result of the closing of the Company's IPO in March, 1996.

Net cash used in investing activities during the three and nine months ended September 30, 1997 were, $505,167 and $1,957,360, respectively, which amounts primarily represent purchases of capital assets (approximately $440,000 and $1.9 million, respectively). In the three months and nine months ended September 30, 1996, net cash used in investing activities was $756,716 and $1,983,659, respectively, which primarily represented deposits made with vendors for new brewery equipment. The Company purchased and installed additional fermentation vessels to increase its production capacity from approximately 3,300 barrels per month (39,600 barrels per year) to approximately 6,700 barrels per month (80,000 barrels per year) and purchased other equipment to improve production efficiency and reduce production costs, during the last half of the third quarter of 1997.

Net cash provided by financing activities during the three months and nine months ended September 30, 1997 were approximately $1,539,325 and $6,106,202 million consisting of $5,793,246 in proceeds from preferred stock proceeds from Series A, B, C, net of $1,106,754 issuance costs; $1,636,485 from secured debt; minus payments and restricted cash totalling $1,323,529.

The Company does not currently have a working capital line of credit or any other revolving credit.

During the third quarter, the Company authorized the issuance of Series D Convertible Preferred Stock. See Part II, Item 2 for details.

Management's Discussion and Analysis
For the Three and Nine Months Ended September 30, 1997 and 1996

The Company's current liquid assets are inadequate to cover the cost of the new equipment to be purchased. In addition, the Company's current level of liquidity may be inadequate to fund the Company's operations or to provide a prudent level of cash reserves in the event cash flow from operations does not improve as the result of increasing sales and reduced production costs as quickly as management has anticipated. The Company's agreements with its senior lenders do not permit the Company to incur additional debt obligations. Consequently, management intends to arrange for a net capital infusion of approximately $600,000 during the fourth quarter of 1997. This capital may be obtained in the form of equity or as a combination of equity and long-term lease financing. Additional capital infusions will be necessary in the future until the Company is able to generate positive cash flow from operations.

For the fourth quarter of 1997, ending December 31, 1997, The Company's loan and financing agreements with Signet Bank for a $1.5 million equipment loan and a $3.0 million loan to Blue II, LLC for the brewery land and building require that certain new financial ratios be met. In particular, a covenant requiring that the Company's ratio of cash flow to debt service for the quarter equal 1.5:1 or greater. There is significant likelihood that the Company will be unable to demonstrate compliance with this and, perhaps, other financial covenants, which creates the risk that the Company will enter into technical default of both loan financing agreements. If this occurs, the Company will be required to renegotiate the terms of the loan and financing agreements with Signet Bank or its successor (Signet Bank and First Union Bank have announced that First Union will acquire Signet on or about November 13, 1997), find alternate debt financing, raise additional equity to repay the loans or otherwise replace the existing plant and equipment financing. While management is confident that one of these options will be achievable, no assurances can be given as to such a result and a failure to renegotiate or refinance the senior debt could make the Company unable to continue its business.

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

--------------------------------------------------------------------------------
                                       12

--------------------------------------------------------------------------------

                          PART II. - OTHER INFORMATION
        For the Three and Nine Months Ended September 30, 1997 and 1996


                             FREDERICK BREWING CO.


Item 1. Legal Proceedings
--------------------------------------------------------------------------------
On June 17, 1997, the Company, as plaintiff, filed suit in the Circuit Court for Frederick County, Maryland, Case No. 97-1300CV, against Intertrade Package Machinery Corporation, an Ohio corporation ("IPMC"), Salh F. Khan, the Chief Executive Officer of IPMC ("Khan") and John B. Brannen, the President of IPMC ("Brannen"), (IPMC, Khan, and Brannen being collectively referred to herein as the "Defendants") for breach of express and implied warranties, fraud and negligent misrepresentation. Upon motion by the defendants, the case was removed to the Federal District Court for District of Maryland (case #MJG-97-2388). The Company's complaint arose out of the Defendants' failure to provide, as promised in the contract dated May 2, 1996, a "turn-key" state-of-the-art bottling and packaging line system consisting of manufactured and remanufactured equipment, conveyor controls necessary for integration of the equipment, and the installation and start-up assistance necessary to commence operating the system at the Company's new brewery on or before March 3, 1997. The Company is seeking compensatory damages from all Defendants of $1.0 million and $3.0 million in punitive damages from Khan and Brannen. At the same time, the Company filed a motion for partial summary judgment against IPMC, alleging that there is no genuine dispute of material fact, relating to damages of $206,181 for the equipment paid for by the Company but never delivered by IPMC. This motion was denied on October 24, 1997. As of November 7, 1997, the parties are currently conducting discovery and settlement negotiations have been held. If the Company cannot obtain a fair and reasonable settlement, it intends to vigorously prosecute this action.

Item 2. Changes in Securities
--------------------------------------------------------------------------------
Effective as of July 24, 1997, The Company's Board of Directors authorized raising up to $2,500,000 by the issuance and private sale of up to 2,500 shares of its Series C Convertible Preferred Stock ("Series C Preferred Stock") to "non-United States persons" as that term is defined by Regulation S promulgated under the Securities Act of 1933, and "accredited investors" as that term is defined by Regulation D, as amended. The following is a brief description of the terms of the Series C Preferred Stock: (I) the number of shares of Series C Preferred Stock offered was 2,500 shares;(ii) the Series C Preferred Stock will rank senior to the Common Stock and to the Series A and Series B Preferred Stocks with respect to liquidation rights; (iii) dividends on the Series C Preferred Stock may be declared and paid if and when and to the extent determined from time to time by the Company's Board of Directors, provided that such dividends shall be declared with respect to the Series C Preferred Stock on par with dividends declared with respect to the Company's Common Stock; (iv) a 30% discount to bid price for Common Stock average bid price over 5 days prior to date of conversion; and (v) the Series C Preferred Stock is immediately convertible to Common Stock. The Company does not expect to declare or pay such dividends in the foreseeable future. The Company closed the first sale of the Series C Preferred Stock on August 11, 1997. All offers and sales of the Series C Preferred Stock were, in fact, made under Regulation D and gross proceeds of the offering were $2,100,000 on the sale of 2,100 shares. The Company has filed a registration statement on form S-3 with the Securities Exchange Commission with respect to the Common Shares into which the Series C Convertible Preferred Stock are Convertible.
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------



Other Information
For the Three and Nine Months Ended September 30, 1997 and 1996

The primary purpose of the private offering of the Series C Preferred Stock was to provide funds for the purchase and installation of additional fermentation vessels to increase brewing capacity, the purchase and installation of warehouse and packaging equipment to improve operating efficiency, additional investor relations efforts, a payment to Morgan-Keller, Inc, the general contractor in satisfaction of a contractual obligation for brewery construction, the payment of offering expenses, the payment of the hiring and training of administrative and sales personnel, and the payment of certain promotional, marketing and advertising expenses. The balance of the net proceeds were to be used for working capital and general corporate purposes. This use of funds is summarized in the following table:


     Placement fees, other offering expenses    $  263,000
     Plant and equipment additions ..........      489,000
     Investor relations services ............      310,000
     Morgan-Keller payment ..................      151,000
     Working capital ........................      887,000
                                                ----------

     Total ..................................   $2,100,000


Effective as of October 30, 1997 The Company's Board of Directors authorized raising up to $850,000 by the issuance and private sale of up to 850 shares of its Series D Convertible Preferred Stock ("Series D Preferred Stock) to "non-United States persons" as that term is defined by Regulation S promulgated under the Securities Act of 1933 and "accredited investors" as that term is defined by Regulation D as amended. The following is a brief description of the terms of the Series D Preferred Stock: (I) the number of shares of Series D Preferred Stock offered was 850 shares; (ii) The Series D Preferred will rank senior to the Common Stock and to the Series A, Series B and Series C Preferred Stocks with respect to liquidation rights; (iii) dividends on the Series D Preferred Stock may be declared and paid if and when and to the extent determined from time to time by the Company's Board of Directors, provided that such dividends shall be declared with respect to the Series D Preferred Stock on par with dividends declared with respect to the Company's Common Stock (iv) a 30% discount to bid price for Common Stock average bid price over 5 days prior to date of conversion; and (v) the Series C Preferred Stock is immediately convertible to Common Stock. The Company does not expect to declare or pay such dividends in the foreseeable future. The Company closed on the first sale of the Series D Preferred Stock on November 10, 1997 and all offers and sales of such shares were, in fact, made under Regulation D. In accordance with the Security Exchange Commission's position on accounting for Preferred Stock, a net loss attributable to common shareholders will be adjusted for deemed dividends in the fourth quarter of 1997.

The primary purpose of the private offering of the Series D Preferred Stock is to provide working capital for the ongoing operations of the Company during the fourth quarter of 1997 while efforts to establish a national sales distribution network is continued. In addition, the funds from Series D Preferred Stock will cover the payment of offering expenses, investor relations services and the payment of certain seasonal promotional, marketing and advertising expenses.


--------------------------------------------------------------------------------
                                       14

Item 3. Defaults Upon Senior Securities
--------------------------------------------------------------------------------
None.

Item 4. Submission of Matters to a Vote of Security Holders
--------------------------------------------------------------------------------
Not applicable.

Item 5. Other Information
--------------------------------------------------------------------------------
Effective September 15, 1997 Craig J. O'Connor was transferred from Vice President - Finance and Administration to the newly-created position of Director of Business Development. Mr. O'Connor's compensation will remain unchanged.

On November 11, 1997, the Company hired Leslie P. Harper, age 49, to serve as Chief Financial Officer. Mr. Harper holds a Bachelor of Science degree in Accounting from Bentley College (Waltham, Mass.) and a Masters of Business Administration with an emphasis in Finance from Babson College (Wellesley, Mass.). From August, 1987 through June, 1996, Mr. Harper served as Chief Financial Officer and Controller of Racal Guardata, Inc. a $30 million (revenues) manufacturing, product development and marketing subsidiary of Racal Electronics, PLC. From January, 1984 through 1987, Mr. Harper served as the controller of Alcatel, Inc., a publicly-held manufacturer of telecommunication equipment with $20 million in revenues before its acquisition by ITT Corp. From March, 1979 through January, 1984, he served in progressively responsible positions in the finance department of Northern Telecom, Inc. Since June, 1996, Mr. Harper has worked as an independent financial consultant.

Item 6. Exhibits and Reports on Form 10-QSB
--------------------------------------------------------------------------------
        (a)     Exhibits Filed:

                Index to Exhibits
--------------------------------------------------------------------------------

        10              Material Contracts
                (I.)    CRG

        27              Financial Data Schedule

        99.1 Safe Harbor Under the Private Securities Litigation Reform Act of 1995 /1/

        99.2            Press release, August 4, 1997

        99.3            Press release, September 22, 1997

-------------

/1/ Incorporated by reference to Form 8-K filed with the SEC on February 27, 1997.

                                   SIGNATURES

In accordance with the requirements of the Securities and Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                           Frederick Brewing Co.


    Date November 14, 1997                 /s/ Kevin E. Brannon
         ---------------------             ------------------------------------
                                           Kevin E. Brannon
                                           Chairman of the Board and
                                           Chief Executive Officer


    Date November 14, 1997                 /s/ Marjorie A. McGinnis
         ---------------------             ------------------------------------
                                           Marjorie A. McGinnis
                                           President and Chief Operating Officer