Form 10QSB/A
period 1997-03-31
FREDERICK BREWING CO
filed 1998-01-26
CIK 926978

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB/A
                                   (Amendment No. 1)


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


                                 (301) 694-7899
- - ----------------------------------------------------------------------------
                (Issuer's telephone number, including area code)

                                 Not Applicable
- - ----------------------------------------------------------------------------
                    (Former name, former address and former
                   fiscal year, if changed since last report)


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
            (Title of Each Class)                (Number of Shares Outstanding
                                                        as of May 13, 1997)


Transitional Small Business Disclosure Format (Check one):
Yes [ ]   No [ X ]

                              FREDERICK BREWING CO.

                            -------------------------
                              INDEX TO FORM 10-QSB
                            -------------------------


PART I.  FINANCIAL INFORMATION
- - ----------------------------------------------------------------------------

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


PART II.  OTHER INFORMATION
- - ----------------------------------------------------------------------------

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


SIGNATURES
- - ----------------------------------------------------------------------------

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

                              Frederick Brewing Co.
                            Statements of Operations

                                                                Three Months Ended March 31,
                                                             ----------------------------------
                                                                   1997                  1996
                                                             ------------------  --------------
                                                                           (Unaudited)

Gross sales                                                  $   265,814           $   432,230
Less excise taxes                                                 16,906                18,361
                                                             -----------           -----------
      Net sales                                                  248,908               413,869

Cost of sales                                                    421,903               406,664
                                                             -----------           -----------
      Gross profit (loss)                                       (172,995)                7,205

Selling, general and administrative expenses                     506,268               325,562
                                                             -----------           -----------
      Loss from operations                                      (679,263)             (318,357)

Interest expense, net                                             27,575                 3,402
Other income                                                     (61,336)                  -
                                                             -----------           -----------
      Loss before income taxes                                  (645,502)             (321,759)

Provision for income taxes                                           -                     -
                                                             -----------           -----------

      Net loss                                               $  (645,502)          $  (321,759)
                                                             ===========           ===========


Preferred Stock Dividend Requirements                         (1,325,828)                  -
                                                             ------------          ------------
     Net loss attributable to common shareholders            $(1,971,330)          $  (321,759)
                                                             ===========           ============
Per common share
     Net loss                                                $     (0.33)                (0.24)
                                                             ===========           ===========
     Preferred stock dividend requirements                   $     (0.68)          $        -
                                                             -----------           -----------
     Net loss attributable to common shareholders            $     (1.01)          $     (0.24)
                                                             ===========           ===========

Weighted average common shares and common
      share equivalents outstanding                            1,954,876             1,350,079
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
                                                                     ===========          ===========


    The accompanying notes are an integral part of these financial statements

                              FREDERICK BREWING CO.


Notes to Financial Statements
March 31, 1997
(Unaudited)


Note 1 - Basis of Presentation
- - ---------------------------------------------------------------------------
The accompanying unaudited financial statements have been prepared in accordance with Generally Accepted Accounting Principles for interim financial information and with the instructions to Form 10-QSB and Regulation S-B. Accordingly, they do not include all of the information and footnotes required by Generally Accepted Accounting Principles for complete financial statements. However, in the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation of the interim financial position and the interim results of operations of the Company have been included.

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


Note 2  -  Cash and Cash Equivalents
- - ----------------------------------------------------------------------------
The Company considers its investments with original maturities, at date of purchase, of 90 days or less to be cash equivalents. At March 31, 1997, the following cash and cash equivalents are held by the Company:

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

Notes to Financial Statements
March 31, 1997
(Unaudited)

Note 3 - Income Taxes
- - ----------------------------------------------------------------------------
The Company accounts for income taxes under the asset and liability method. The Company has not recorded a provision for income taxes for the three month periods ended March 31, 1997 and 1996 based on the fact that the Company has incurred net operating losses during those periods. The Company has provided a full valuation allowance against its net deferred tax asset as of March 31, 1997.

Note 4 - Net Loss per Common Share
- - ----------------------------------------------------------------------------
Net loss per common share is based on the weighted average number of common shares and common share equivalents outstanding during the periods. Common share equivalents are comprised of stock options, stock warrants and convertible securities for which the effective yield is less than two-thirds of the Aa corporate bond rate at date of issuance. Common share equivalents have not been included in the calculation for the three months ended March 31, 1997 and 1996 because the effects of such items were anti-dilutive.

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

The net loss attributable to common shareholders has been adjusted for deemed dividends. The deemed dividend relates to the discount feature associated with the Company's Series A and Series B Convertible Preferred Stock, issued in March 1997. The discount has been computed in accordance with the SEC's position on accounting for preferred stock that is convertible at a discount to the market. The discount amount, which was approximately $114,000 and $1,326,000 for Series A and Series B, respectively, is recognized as a return to the shareholders over the minimum period in which the shareholders can realize that return. The Series B shares are convertible immediately, thus the dividends related to such shares was recognized immediately, and the Series A shares are convertible one year from the date of issuance and the dividend related to these shares is being recognized over the one year period from the date of issuance.

Note 5 - Preferred Stock
- - ----------------------------------------------------------------------------
The Company is authorized to issue up to 1,000,000 shares of $.01 par value preferred stock. The Board of Directors has the authority to issue the preferred stock in one or more series and to fix the price, rights, preferences, privileges and restrictions thereon. In January 1996, the Board of Directors authorized the issuance of 8% Series A Cumulative Convertible Preferred Stock ("Series A"). The Series A shares rank senior to the common stock with respect to dividend and liquidation rights. Dividends are payable at an annual rate of $40 per share per annum, when and if declared by the Board of Directors. If not declared, dividends will accumulate and be payable in the future. The liquidation preference is $500 per share plus accrued but unpaid dividends. Each Series A share is convertible, after one year from the closing date of such sale of Series A shares or immediately preceding any public offering of the Company's common stock, into shares of common stock based on conversion parameters set forth in the agreement. The Series A shares do not have any voting rights.

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

Note 6  -  Prepaid Expenses
- - ----------------------------------------------------------------------------
The Company paid $800,000 for investor relations services to be rendered by three affiliated companies: Corporate Relations Group, Inc. ("CRG"), Arrow Marketing Inc. and Gulf Atlantic Publishing Inc. according to the agreements attached as exhibits hereto. The entire $800,000 is reflected in prepaid expenses in the Company's Financial Statements. Of this amount $150,000 represents payments to Gulf Atlantic and Arrow Marketing to be amortized during the second quarter of 1997, while the remaining balance represents payments to CRG which will be amortized on a straight-line basis over 60 months beginning in April 1997. See exhibits attached hereto.

Note 7  -  Property and Equipment
- - ----------------------------------------------------------------------------
Property and equipment at March 31, 1997 consists of the following:

        Brewing equipment                                      $  3,788,208
        Capital lease - building                                  3,739,568
        Leasehold improvements                                      274,170
        Automobiles and trucks                                      201,499
        Furniture and fixtures                                       72,808
                                                               ------------
                Total                                             8,076,253
        Less accumulated depreciation   and amortization           (325,400)
                                                               ------------
        Property and equipment, net                             $ 7,750,853
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

                         PART I. - FINANCIAL INFORMATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations For the Three Months Ended March 31, 1997 and 1996


Overview of Significant Activities and Expenses
- - ----------------------------------------------------------------------------

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

Management's Discussion and Analysis
For the Three Months Ended March 31, 1997 and 1996


Review of Operations
- - ----------------------------------------------------------------------------
The following table sets forth certain items derived from the Company's Statements of Operations, expressed as a percentage of net sales, for the three month periods ended March 31, 1997 and 1996.

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
                                            ========           =======


Sales
- - ----------------------------------------------------------------------------
Gross sales for the 1997 and 1996 first quarters were $265,814, and $432,230, respectively, a decrease of $166,416, or 38.5%, from 1997 to 1996.

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

Management's Discussion and Analysis
For the Three Months Ended March 31, 1997 and 1996


Excise Taxes
- - ----------------------------------------------------------------------------
Federal and state excise taxes were $16,906 and $18,361, or 6.8% and 4.4% of net sales, during the first quarters of 1997 and 1996, respectively. The increase in excise taxes in 1997, as a percentage of net sales, is due to changes in the mix of beer distribution between states. The Federal government and all state governments impose excise taxes an all beer sold. These taxes are levied on volume, regardless of the price or revenue generated from those sales. Each state in which the Company distributes its product has different liquor excise tax rates and regulations, including some states which require the distributor to pay such taxes instead of the producer.

Cost of Sales
- - ----------------------------------------------------------------------------
First quarter cost of sales for 1997 and 1996 was $421,903 and $406,664, or 169.5% and 98.3% of net sales, respectively, an increase of $15,239 over 1996.

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

Management's Discussion and Analysis
For the Three Months Ended March 31, 1997 and 1996


Selling, General and Administrative Expenses
- - ----------------------------------------------------------------------------
Selling, general and administrative ("SG&A") expenses were $506,268 and $325,562 in the first quarters of 1997 and 1996, respectively, an increase of $180,706, or 55.5%.

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

Other Income
- - ----------------------------------------------------------------------------
Other income of $61,336 during the first quarter of 1997 relates to gains recognized due to timing differences between the cash received and full sale values of written-down assets from year end 1996. In future periods of 1997, this gain will be offset by losses incurred on the remaining assets. Management believes that the net gain on the sale of used brewing equipment on the Company for the year will be zero. The Company had no other income or expenses during the comparable period of 1996.

Interest Expense, Net
- - ----------------------------------------------------------------------------
Interest expense, net during the first quarter in 1997 was $27,575 in comparison to $3,402 during the comparable period in 1996. Interest expense was offset by interest income from excess cash invested until required for operating and investment purposes. A substantial portion of the interest expense incurred relates to the debt obligations the Company has with Signet for the building, equipment and bridge financing for the new brewery.

Income Tax Provision
- - ----------------------------------------------------------------------------
The Company has incurred net operating losses during both 1997 and 1996 and, accordingly, no provisions for income taxes have been provided on the Statements of Operations.

Preferred Stock Dividend Requirement

The deemed dividend relates to the discount feature associated with the Company's Series B Convertible Preferred Stock, issued in March of 1997. The Series B shares are convertible immediately and the dividend related to these shares, approximately $1,326,000, is recorded by the Company on its financial statements. The conversion rate is equal to $1,000 dividend by Seventy Percent (70%) of the average Market Price of the Common Stock for the five trading days immediately prior to the Conversion date. The Market Price is defined as the closing bid price of the Common Stock on such date, as reported by the National Association of Securities Dealers Automated Quotation System ("NASDAQ"), or the closing bid price in the over-the-counter market if other than NASDAQ.

Liquidity and Capital Resources
- - ----------------------------------------------------------------------------
Due to losses experienced during the start-up and expansion of the Company, operations to date have been funded from private and public placements of common and preferred stock, primarily, and loans from stockholders and financial institutions. As of March 31, 1997, the Company had working capital of approximately $2.8 million. This balance is principally the result of the sale of preferred stock which raised approximately $ 4.7 million in gross proceeds for the Company. In the comparable period of 1996, the Company had working capital of approximately $2.6 million primarily a result of the closing of the Company's IPO.

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

Impact of Inflation-------------
Although the Company has not attempted to calculate the effect of inflation, management does not believe inflation has had a material effect on its results of operations. Material increases in costs and expenses, particularly packaging, raw material and labor costs, in the future, could have a significant impact on the Company's operating results to the extent that the effect of such increases cannot be transferred to its customers.

Forward-Looking Information
- - ----------------------------------------------------------------------------
The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for certain forward-looking statements made by the Company in its disclosures to the public. There is certain information contained herein, in the Company's press releases and in oral statements made by authorized officers of the Company which are forward-looking statements, as defined by such Act. When used herein, in the Company's press releases and in such oral statements, the words "estimate," "project," "anticipate," "expect," "intend," "believe," "plans," and similar expressions are intended to identify forward-looking statements. Because such forward-looking statements involve risks and uncertainties, there are important factors that could cause actual results to differ materially from those expressed or implied by such forward-looking statements. Factors, all of which are difficult to predict and many of which are beyond the control of the Company, that could cause actual results to differ materially include, but are not limited to, those which are set forth in Exhibit 99, attached hereto and made a part hereof.

                          PART II. - OTHER INFORMATION
                   For the Three Ended March 31, 1997 and 1996


                              FREDERICK BREWING CO.


Item 1. Legal Proceedings
- - ----------------------------------------------------------------------------
None.

Item 2. Changes in Securities
- - ----------------------------------------------------------------------------
In January 1996, the Company's Board of Directors authorized the raising of additional equity capital of up to $2.0 million pursuant to a private placement of its Series A Preferred Stock to primarily "accredited investors" as that term is defined by Regulation D promulgated under the Securities Act of 1933, as amended. The following is a brief description of the terms of the Series A Preferred Stock: (i) the number of shares of Series A Preferred Stock offered was a minimum of 600 shares and a maximum of 4,000 shares; (ii) the Series A Preferred Stock will rank senior to the Common Stock with respect to dividend and liquidation rights; (iii) dividends on the Series A Preferred Stock are payable at the annual rate of $40.00 per share per annum, when, as and if declared by the Company's Board of Directors. If not declared, dividends will accumulate and be payable in the future. Full dividends must be paid or set aside on the Series A Preferred Stock before dividends may be paid or set aside on the Company's Common Stock. All dividend payments will be subordinated to the Company's debt obligations, and will be subject to the prior approval of Signet and the Company's other future lenders. Signet has stated that it will not permit dividends to be paid on the Series A Preferred Stock in 1997. As of March 31, 1997, the Company had sold 1,848 shares of the Series A Preferred Stock for $924,000, which sale terminated on March 31, 1997.

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

Item 3. Defaults Upon Senior Securities
- - ----------------------------------------------------------------------------
In connection with financing for the new brewery and related equipment, all of the principal lenders of such financing (SBA, the Maryland Economic Development Corporation ("MEDCO"), and Signet) have placed restrictions upon the Company's ability to pay dividends, enter into new debt financing agreements, guarantee debts of another person or party, make loans to other persons or parties, or make substantial investments in non-current assets other than the new brewery. In addition, debt covenants exist which stipulate various financial ratios which must be maintained by the Company to avoid technical default on the equipment financing.

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

Item 4. Submission of Matters to a Vote of Security Holders
- - ----------------------------------------------------------------------------
Not applicable.

Item 5. Other Information
- - ----------------------------------------------------------------------------
See Item 6. Exhibits and Reports on 8-K, attached hereto.

Item 6. Exhibits and Reports on 8-K
- - ----------------------------------------------------------------------------
        (a)     Exhibits Filed:

                Index to Exhibits
- - ----------------------------------------------------------------------------
           (I.)    Report filed on Form 8-K, March 31, 1997 /1/
           (II.)   Registration Statement filed on Form S-3, April 24, 1997 /2/
           (III.)  Press release, May 12, 1997 /4/

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