Form 10QSB/A
period 1997-06-30
FREDERICK BREWING CO
filed 1998-01-26
CIK 926978

===============================================================================

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



                         Commission File Number: 0-27800

                              Frederick Brewing Co.
        -----------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)


                  Maryland                                     52-1769647
                  --------                                     ----------
(State or other jurisdiction of incorporation               (I.R.S. Employer
              or organization)                             Identification No.)

4607 Wedgewood Boulevard, Frederick, Maryland                     21703
- ---------------------------------------------                     -----
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

Common Stock, $0.00004 Par Value                            2,768,735
- --------------------------------                            ---------
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


Transitional Small Business Disclosure Format (Check one):
Yes [   ]      No [ X ]


================================================================================

                              Frederick Brewing Co.

                             ----------------------
                              Index to Form 10-QSB
                             ----------------------



Part I.  Financial Information
- ---------------------------------------------------------------------------

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


Part II.  Other Information
- -----------------------------------------------------------------------------

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

Signatures
- -----------------------------------------------------------------------------

      Signature Page                                                        15

                        PART I. -- FINANCIAL INFORMATION

 Item 1.  Financial Statements.


                              Frederick Brewing Co.
                                  Balance Sheet



                                                                            June 30, 1997
                                                                           -----------------
                                                                             (Unaudited)
                                     ASSETS
- -------------------------------------------------------------------------

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
                                                                             ===============


                      LIABILITIES AND STOCKHOLDERS' EQUITY
- ---------------------------------------------------------------------------

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
                                                                             ===============





    The accompanying notes are an integral part of these financial statements

                              Frederick Brewing Co.
                            Statements of Operations



                                                             Three Months Ended June 30,             Six Months Ended June 30,
                                                          -----------------------------------  ------------------------------------
                                                                1997               1996              1997                1996
                                                          ----------------   ----------------  -----------------   ----------------
                                                                     (Unaudited)                            (Unaudited)






Gross sales                                               $        875,416    $      4$0,066    $     1,141,230    $      874,741
Less returns and allowances                                         10,752            33,440             35,188           35,885
Less excise taxes                                                   43,323            23,125             60,228            41,486
                                                          ----------------    --------------    ---------------    --------------
    Net sales                                                      821,341           383,501          1,045,814           797,370

Cost of sales                                                      730,353           357,181          1,127,819           763,845
                                                          ----------------    --------------    ---------------    --------------
    Gross profit (loss)                                             90,988            26,320            (82,005)           33,525

Selling, general and administrative expenses                       991,626           362,413          1,497,895     687,975
                                                          ----------------    --------------    ---------------    --------------
    Loss from operations                                          (900,638)         (336,093)        (1,579,900)      (654,450)

Interest (income) expense, net                                      80,792           (15,555)           108,367           (12,153)
Other expenses                                                     (74,187)                -           (135,523)                -
                                                          ----------------    --------------    ---------------    --------------
    Loss before income taxes                                      (907,243)         (320,538)        (1,552,744)         (642,297)

Provision for income taxes                                               -                 -                  -                 -
                                                          ----------------    --------------    ---------------    --------------

    Net loss                                              $       (907,243)   $     (320,538)   $    (1,552,744)   $     (642,297)
                                                          ================    ==============    ===============     ==============


Preferred Stock Dividend Requirements                              (28,626)                -         (1,354,454)                -
                                                          ----------------    --------------     --------------     --------------

     Net loss attributable to common shareholders         $     (  935,869)   $     (320,538)    $   (2,907,198)    $     (642,297)
                                                          ================    ==============     ==============     ==============
Per common share

     Net loss                                             $         (0.45)    $        (0.16)     $       (0.78)    $        (0.39)
                                                          ================    ===============     ==============     =============
     Preferred stock dividend requirements                $         (0.01)    $             -     $        (0.68)   $            -
                                                          ----------------    ---------------     --------------     -------------
     Net loss attributable to common shareholders         $         (0.46)    $        (0.16)     $        (1.46)   $        (0.39)
                                                          ================    ===============     ==============     =============



Weighted average common shares and common
    share equivalents outstanding                                2,026,309         1,954,876          1,990,593         1,652,477
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
                                                          ================   ===============    ===============
============





    The accompanying notes are an integral part of these financial statements

                              FREDERICK BREWING CO.


Notes to Financial Statements
June 30, 1997
(Unaudited)

Note 1  -  Basis of Presentation
- -----------------------------------------------------------------------------
The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. However, in the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation of the interim financial position and the interim results of operations of the Company have been included.

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


Note 2  -  Cash and Cash Equivalents
- -----------------------------------------------------------------------------
The Company considers its investments with original maturities, at date of purchase, of 90 days or less to be cash equivalents. At June 30, 1997, the following cash and cash equivalents were held by the Company:

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

Notes to Financial Statements
June 30, 1997
(Unaudited)

Note 3  -  Income Taxes
- -----------------------------------------------------------------------------
The Company accounts for income taxes under the liability method. The Company has not recorded a provision for income taxes for the three and six month periods ended June 30, 1997 and 1996 based on the fact that the Company has incurred net operating losses during those periods. The Company has provided a full valuation allowance against its net deferred tax asset as of June 30, 1997.

Note 4  -  Net Loss per Common Share
- -----------------------------------------------------------------------------
Net loss per common share is based on the weighted average number of common shares and common share equivalents outstanding during the periods. Common share equivalents are comprised of stock options, stock warrants and convertible securities for which the effective yield is less than two-thirds of the Aa corporate bond rate at date of issuance. Common share equivalents have not been included in the calculation for the three and six months ended June 30, 1997 and 1996 because the effects of such items were anti-dilutive.

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


The net loss attributable to common shareholders has been adjusted for deemed dividends. The deemed dividend relates to the discount feature associated with the Company's Series A and Series B Convertible Preferred Stock, issue din March of 1997. The discount has been computed in accordance with the SEC's position on accounting for preferred stock that is convertible at a discount to the market. The discount amount, which was approximately $114,000 and $1,326,000 for the Series A and Series B, respectively, is recognized as a return to the shareholders over the minimum period in which the shareholders can recognize that return. The Series B shares are immediately, and the Series A shares are convertible one year from the date of issuance and the dividend related to these shares is being recognized over the one year period from date of issuance.

Note 5  -  Prepaid Expenses
- -----------------------------------------------------------------------------
During the first quarter of 1997, the Company paid $800,000 for investor relations services to be rendered by three affiliated companies: Corporate Relations Group, Inc. ("CRG"), Arrow Marketing Inc. and Gulf Atlantic Publishing Inc. This balance is being amortized on a straight-line basis over 60 months beginning in April 1997. The non-current portion of this balance representing $568,000 is included in other assets.

Note 6  -  Property and Equipment
- -----------------------------------------------------------------------------
Property and equipment at June 30, 1997 consisted of the following:

         Brewing equipment                                     $4,365,749
         Capital lease - building                               3,000,000
         Leasehold improvements                                 1,303,146
         Automobiles and trucks                                   201,499
         Furniture and fixtures                                   180,513
                                                               ----------
                  Total                                         9,050,907
         Less accumulated depreciation and amortization          (561,673)
                                                               ----------
         Property and equipment, net                           $8,489,234
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

Note 7  -  Long-Term Debt
- -----------------------------------------------------------------------------
On April 24, 1997, the Company closed a $1.0 million loan with the United States Small Business Administration ("SBA"). The proceeds of this loan were used to pay the principal balance of Company's bridge loan with Signet Bank which was incurred for the purchase of brewing and packaging equipment for the Company's new facility. The loan has a twenty year term and a fixed interest rate of 7.368%. See the Company's Pre-effective Amendment No. 5 to the Form SB-2 filed with the SEC on March 5, 1996, attached hereto by reference.

                         PART I. - FINANCIAL INFORMATION

Item 2.  Management's Discussion and Analysis of Financial Condition and Results
                of Operations For the Three and Six Months Ended June 30, 1997 and 1996


Overview of Significant Activities and Expenses
- -----------------------------------------------------------------------------

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

Management's Discussion and Analysis
For the Three and Six Months Ended June 30, 1997 and 1996


During the second quarter of 1997, record levels of revenues were achieved. The Company's sales increased 98.9% to $876,416 during the second quarter of 1997 over the similar period of 1996. This was also an increase of 329.3% over the first quarter of 1997. These record levels were associated with increases in production that were made possible through the operation of the Company's new facility. This, coupled with a concentrated marketing and promotional effort, created a strong demand for the Company's product that exceeded even the increased production levels. April sales were limited to 839 barrels (on packaged production of 900 barrels) because, until April 27th, the Company was forced to bottle beer on its original bottling line, which ran at a top speed of 30 bottles per minute. Thereafter, the numerous machines comprising the new bottling equipment began to be brought into service and production capacity and speed increased incrementally through the end of the quarter. May sales increased to 1,321 barrels (on packaged production of 1,580 barrels) and June sales increased to 2,704 barrels (on packaged production of 3,005 barrels) Packaged production represents actual beer barrels packaged, at the Company's facility, into sellable product units, either bottled cases or draft kegs.


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


On April 24, 1997, the Company closed a $1.0 million loan with the United States Small Business Administration ("SBA"). The proceeds of this loan were used to pay the principal balance of Company's bridge loan with Signet Bank which was incurred for the purchase of brewing and packaging equipment for the Company's new facility. The loan has a twenty year term and fixed interest rate of 7.368%. See the Company's Pre-effective Amendment No. 5 to the Form SB-2 filed with the SEC on March 5, 1996, attached hereto by reference.

Preferred Stock Dividend Requirement


The deemed dividend relates to the discount feature associated with the Company's Series A and Series B Convertible Preferred Stock, issue din March of 1997. The Series A shares are convertible one year from the date of issuance and the dividend related to these shares is being recognized over the one year period from the date of issuance. During the three month period ended June 30, 1997, the dividend related to these shares is approximately $29,000. The average conversion rate for the Series A shares is $3.71955 per share based on the five day average closing Market Price of the Common Stock, for the days preceding the purchase date of the Series A shares. The Series B shares are convertible immediately and the dividend related to these shares, approximately $1,326,000, is recorded by the Company on its financial statements. The conversion rate is equal to $1,000 divided by Seventy Percent (70%) of the average market Price of the Common Stock for the five trading days immediately prior to the Conversion date. The Market Price is defined as the closing bid price of the Common Stock on such date, as reported by the National Association of Securities Dealers
Automated Quotation System ("NASDAQ"), or the closing bid price in the over-the-counter market if other than NASDAQ.

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

Review of Operations
- -----------------------------------------------------------------------------
The following table sets forth certain items derived from the Company's Statements of Operations, expressed as a percentage of net sales, for the three and six month periods ended June 30, 1997 and 1996.

                                          Percentage of Sales for the Periods
                                                     Ended June 30,
                                          -----------------------------------
                                            Three Months      Six Months
                                           1997      1996     1997     1996
                                           ----      ----     ----     ----
                                           (Unaudited)      (Unaudited)

Gross sales..............................  105.3%   106.0%    105.8%   105.2%
Less excise taxes........................    5.3      6.0       5.8      5.2
                                           -----    -----     -----    -----
Net sales................................  100.0    100.0     100.0    100.0
Cost of sales............................   88.9     93.1     107.8     95.8
                                           -----    -----     -----    -----
Gross profit (loss)......................   11.1      6.9      (7.8)     4.2
Selling, general, and admin. expenses....  120.7     94.5     143.2     86.3
                                           -----    -----     -----    -----
Loss from operations..................... (109.7)   (87.6)   (151.1)   (82.1)
Interest (income), net...................    9.8     (4.1)     10.4     (1.5)
Other (income)...........................   (9.0)     0.0     (13.0)     0.0
                                           -----    -----     -----    -----
Net loss................................. (110.5)   (83.6)   (148.5)   (80.6)
                                           =====    =====     =====    =====
Sales
- -----------------------------------------------------------------------------
Gross sales for the 1997 and 1996 second quarters were $875,416, and $440,066, respectively, an increase of $435,350, or 98.9%, in 1997 compared to 1996. Year-to-date sales for 1997 and 1996 were $1,141,230 and $874,741, respectively, an increase of $ 266,489 or 30.5%.

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

Management's Discussion and Analysis
For the Three and Six Months Ended June 30, 1997 and 1996


Excise Taxes
- -----------------------------------------------------------------------------
Federal and state excise taxes were $43,323 and $23,125, or 5.3% and 6.0% of net sales, during the second quarters of 1997 and 1996, respectively. For the year-to-date periods of 1997 and 1996 such taxes were $60,228 and $41,486, or 5.8% and 5.2%, of net sales, respectively. The decrease as a percentage of net sales, during the second quarter of 1997, reflects the reduction of the Company's sales in states where the Company is levied excise tax. The increase in excise taxes in six month period of 1997, as a percentage of net sales, is due to changes in the mix of beer distribution between states. The Federal government and all state governments impose excise taxes on all beer sold. These taxes are levied on volume, regardless of the price or revenue generated from those sales. Each state in which the Company distributes its product has different liquor excise tax rates and regulations, including some states which require the distributor to pay such taxes instead of the producer.

Cost of Sales
- -----------------------------------------------------------------------------
Second quarter cost of sales for 1997 and 1996 was $730,353 and $357,181, or 88.9% and 93.1% of net sales, respectively, an increase of $373,172 or 104.4% over 1996. Year-to-date cost of sales for 1997 and 1996 was $1,127,819 and $763,845, or 107.8% and 95.8% of net sales, respectively, an increase of $363,974 or 47.7% over 1996.

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

Selling, General and Administrative Expenses
- -----------------------------------------------------------------------------
Selling, general and administrative ("SG&A") expenses were $991,626 and $362,413 in the second quarters of 1997 and 1996, respectively, an increase of $629,213, or 173.6%. SG&A expenses were $1,497,895 and $687,975 in the year-to-date periods of 1997 and 1996, respectively, an increase of $809,920 or 117.7%.

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

Other Income
- -----------------------------------------------------------------------------
Other income of $74,187 during the second quarter of 1997 relates to gains recognized due to timing differences between the cash received and full sale value of written-down assets from year end 1996. For the year to date, other income of $135,523 has been recognized by the Company. The Company had no other income or expenses during the comparable period of 1996.

Interest (income) expense, net
- -----------------------------------------------------------------------------
Interest (income) expense, net during the second quarter in 1997 was $80,792 in comparison to ($15,555) during the comparable period in 1996. Year-to-date interest (income) expense was $108,367 and ($12,153) during comparable periods of 1997 and 1996. Interest expense was offset by interest income from excess cash invested until required for operating and investment purposes. A substantial portion of the interest expense incurred relates to the debt obligations the Company has with Signet for the building, equipment and bridge financing for the new brewery.

Management's Discussion and Analysis
For the Three and Six Months Ended June 30, 1997 and 1996


Income Tax Provision
- -----------------------------------------------------------------------------
The Company has incurred net operating losses during both 1997 and 1996 and, accordingly, no provisions for income taxes have been provided on the Statements of Operations. The Company has recorded a full valuation allowance against the net deferred tax asset.

Liquidity and Capital Resources
- -----------------------------------------------------------------------------
Due to losses experienced during the start-up and expansion of the Company, operations to date have been funded primarily from private and public placements of common and preferred stock and by loans from stockholders and financial institutions. As of June 30, 1997, the Company had working capital of approximately $327,000. This balance is principally the result of the sale of Series A and Series B preferred stock, during the first quarter of 1997. As of June 30, 1996, the Company had working capital of approximately $1.8 million primarily a result of the closing of the Company's IPO in March, 1996.

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

Impact of Inflation
- -----------------------------------------------------------------------------
Although the Company has not attempted to calculate the effect of inflation, management does not believe inflation has had a material effect on its results of operations. Material increases in costs and expenses, particularly packaging, raw material and labor costs, in the future, could have a significant impact on the Company's operating results to the extent that the effect of such increases cannot be transferred to its customers.

Forward-Looking Information
- -----------------------------------------------------------------------------
The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for certain forward-looking statements made by the Company in its disclosures to the public. There is certain information contained herein, in the Company's press releases and in oral statements made by authorized officers of the Company which are forward-looking statements, as defined by such Act. When used herein, in the Company's press releases and in such oral statements, the words "estimate," "project," "anticipate," "expect," "intend," "believe," "plans," and similar expressions are intended to identify forward-looking statements. Because such forward-looking statements involve risks and uncertainties, there are important factors that could cause actual results to differ materially from those expressed or implied by such forward-looking statements. Factors, all of which are difficult to predict and many of which are beyond the control of the Company, that could cause actual results to differ materially include, but are not limited to, those which are set forth in Exhibit 99, attached hereto and made a part hereof.

                          PART II. - OTHER INFORMATION
            For the Three and Six Months Ended June 30, 1997 and 1996


                              FREDERICK BREWING CO.


Item 1.  Legal Proceedings
- -----------------------------------------------------------------------------
On June 17, 1997, the Company, as plaintiff, filed suit in the Circuit Court for Frederick County, Maryland, Case No. 97-1300CV, against Intertrade Package Machinery Corporation, an Ohio corporation ("IPMC"), Salh F. Khan, the Chief Executive Officer of IPMC ("Khan") and John B. Brannen, the President of IPMC ("Brannen"), (IPMC, Khan, and Brannen being collectively referred to herein as the "Defendants") for breach of express and implied warranties, fraud and negligent misrepresentation. The Company's complaint arose out of the Defendants' failure to provide, as promised in the contract dated May 2, 1996, a "turn-key" state-of-the-art bottling and packaging line system consisting of manufactured and remanufactured equipment, conveyor controls necessary for integration of the equipment, and the installation and start-up assistance necessary to commence operating the system at the Company's new brewery on or before March 3, 1997. The Company is seeking compensatory damages from all Defendants of $1.0 million and $3.0 million in punitive damages from Khan and Brannen. At the same time, the Company filed a motion for partial summary judgment against IPMC, alleging that there is no genuine dispute of material fact, relating to damages of $206,181.00 for the equipment paid for by the Company but never delivered by IPMC. As of July 22, 1997, all Defendants had been served and counsel for Brannen had indicated that they would be filing for removal of the case to U.S. District Court in Baltimore, Maryland. The Company intends to vigorously prosecute this action.

Item 2.  Changes in Securities
- -----------------------------------------------------------------------------
None.

Item 3.  Defaults Upon Senior Securities

- -----------------------------------------------------------------------------
None.

Item 4.  Submission of Matters to a Vote of Security Holders
- -----------------------------------------------------------------------------
The annual meeting of stockholders of the Company was held on June 5, 1997. Two matters were put to a vote of the stockholders at this meeting: the election of two directors and the ratification of Coopers & Lybrand L.L.P. as the Company's independent accountants for the fiscal year ending December 31, 1997. Information regarding the matters voted upon was disclosed and discussed in the Company's Proxy Statement which, along with forms of Proxy, were distributed to all shareholders of record of the Company on or about May 5, 1997. Readers should refer to such Proxy Statement for additional information on the matters voted upon.

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

Item 5.  Other Information
- -----------------------------------------------------------------------------
None.

- -----------------------------------------------------------------------------
Item 6.  Exhibits and Reports on Form 8-K
- -----------------------------------------------------------------------------
         (a)      Exhibits Filed:

                  Index to Exhibits
- -----------------------------------------------------------------------------
                  (I.)     Press release,  May 19, 1997
                  (II.)    Press release,  June 9, 1997
                  (III.)   Press release,  June 26, 1997

         10                Material Contracts
                  (I.) Loan agreement between U.S. Small Business Administration and the Company

         27                Financial Data Schedule

         99 Safe Harbor Under the Private Securities Litigation Reform Act of 1995 /1/

- ----------------
1 Incorporated by reference from the Form 8-K filed with the SEC on February 27, 1997.

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