Form 10KSB
period 1997-12-31
FREDERICK BREWING CO
filed 1998-03-31
CIK 926978

================================================================================

                                 UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-KSB

[X]           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

            FOR THE YEAR ENDED DECEMBER 31, 1997.

                       COMMISSION FILE NUMBER: 000-27800

                             FREDERICK BREWING CO.
       (EXACT NAME OF SMALL BUSINESS ISSUER AS SPECIFIED IN ITS CHARTER)

                        MARYLAND                                                52-1769647
     (STATE OR OTHER JURISDICTION OF INCORPORATION                           (I.R.S. EMPLOYER
                    OR ORGANIZATION)                                       IDENTIFICATION NO.)

                4607 WEDGEWOOD BOULEVARD
                  FREDERICK, MARYLAND                                             21703
        (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                                (ZIP CODE)

                                 (301) 694-7899
                (ISSUER'S TELEPHONE NUMBER, INCLUDING AREA CODE)

              103 SOUTH CARROLL STREET, FREDERICK, MARYLAND, 21701
                        (FORMER NAME, FORMER ADDRESS AND
               FORMER FISCAL YEAR, IF CHANGED SINCE LAST REPORT)

     Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

     Check if there is no disclosure of delinquent filers in response to Item 405 of the Regulation S-B is not contained in this Form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

     Issuer's revenues for the recent fiscal year: $3,286,776

     The aggregate market value of voting shares held by non-affiliates as of March 27, 1997: $6,361,127

            COMMON STOCK, $0.00004 PAR VALUE                                    4,540,356
                 (TITLE OF EACH CLASS)                                (NUMBER OF SHARES OUTSTANDING
                                                                         AS OF DECEMBER 31, 1997)

Transitional Small Business Disclosure Format (Check one):

Yes [ ]     No [X]
================================================================================

                             FREDERICK BREWING CO.
                         ------------------------------
                              INDEX TO FORM 10-KSB
                         ------------------------------

                               PART I.
Item 1.  Description of Business.....................................    2
Item 2.  Description of Property.....................................    3
Item 3.  Legal Proceedings...........................................    3
Item 4.  Submission of Matters to a Vote of Security Holders.........    3

                              PART II.
Item 5.  Market for Frederick Brewing Co.'s Common Stock and Related
         Shareholder Matters.........................................    4
Item 6.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations...................................    4
Item 7.  Financial Statements........................................    9
Item 8.  Changes in and Disagreements with Accountants on Accounting
         and Financial Disclosure....................................   10

                              PART III.
Item 9.  Directors and Executive Officers of Frederick Brewing Co.;
         Compliance with Section 16(a) of the Exchange Act...........   10
Item 10. Executive Compensation......................................   11
Item 11. Security Ownership of Certain Beneficial Owners and
         Management..................................................   12
Item 12. Certain Relationships and Related Transactions..............   13
Item 13. Exhibits, Lists, and Reports on Form 8-K....................   13

                             SIGNATURES

                             FREDERICK BREWING CO.

                                    PART I.

ITEM 1.  DESCRIPTION OF BUSINESS

     Since entering business in 1993, Frederick Brewing Co. (the "Company"), has been one of the fastest growing microbreweries in the United States. The Company brews, kegs and bottles at its brewery in Frederick, Maryland, for wholesale to its 145 independent distributors, 26 styles of fresh, full flavored beers under the brand names of "Blue Ridge," "Hempen," and beginning in February of 1998, "Wild Goose" and "Brimstone". By catering to the segment of the beer drinking market which is seeking full-bodied, full-flavored beers at prices considerably higher than those charged for mass-produced American lagers and light lagers, the Company has been able to capture a significant share of the specialty beer market in the Mid-Atlantic region of the United States.

     The Company's beers have been critically acclaimed and continue to attract new consumers. Sales have grown from 660 barrels in 1993 to 17,300 barrels in 1997. On December 15, 1997, the Company announced that it had reached definitive agreements to acquire Wild Goose Brewery, Inc. of Cambridge, Maryland and to acquire the brands, formulas and trademarks of Brimstone Brewing Company, Inc. of Baltimore. These two companies together had sales of approximately 17,500 barrels in 1997 and revenues of approximately $2.75 million. Pro-forma sales of the Company, including the acquired brands, for 1997 were over $6.0 million on shipments of 34,800 barrels, making the Company the largest craftbrew producer in the Mid-Atlantic region. The transactions closed in late January, 1998 and sales of those products by the Company began in mid-February.

     In March of 1997 the Company substantially completed construction of its new brewery and increased the Company's production capacity from 12,600 barrels to approximately 40,000 barrels per year. Full-scale production was delayed, however until June of 1997 due to unanticipated problems with certain re-built packaging equipment purchased from a financially troubled vendor. The Company was unable to produce enough beer to fully meet demand at times during the first and second quarters of the year. Additional fermentation tanks were installed during the second half of the year, bringing total annual production capacity to approximately 80,000 barrels. As demand warrants, additional fermentation tanks may be added in existing building space to increase the Company's brewing capacity to more than 160,000 barrels per year. The brewery is modularly designed to permit an additional expansion of brewing capacity up to 300,000 barrels per year. The Company has no present intention of expanding brewing capacity during 1998.

  THE MARKET ENVIRONMENT

     The Company competes in the domestic specialty category of the U.S. brewing industry. Management believes that this category currently comprises approximately 3% of the $50 billion U.S. retail beer market. Domestic specialty beers are distinguished from mass-market domestic beers in that they typically:
(1) are heavier-bodied and more flavorful; (2) use traditional brewing techniques and ingredients, rather than the corn, rice and other unmalted grains and added enzymes used to create the light color and body of mass-market domestic lagers; and (3) are sold to consumers at prices of $4.79 to $7.99 per six-pack of 12 ounce bottles. The domestic specialty category has been created and expanded since the early 1980's by innovative, entrepreneurial companies. There are now more than 1,300 of these companies in the United States, each producing several brands or styles of beer.

     The domestic specialty brewing category experienced more than 15 years of extremely rapid growth; however growth in overall sales by domestic specialty brewers slowed substantially, beginning in late 1996 and continuing through 1997 in part, due to the fact that some large markets, such as the Pacific Northwest, upper New England, Colorado and Northern California have matured and are saturated to the point that further rapid growth appears unlikely. Management also believes that other market forces have affected the growth of the domestic specialty segment. Primary among those forces is the aggressive marketing of import beers over the past two years. Many of these beers which share flavor profiles and competitive price points with domestic specialty beers and appear to have achieved substantial sales increases, perhaps at the expense of domestic specialties. In addition, some wholesale distributors who had aggressively added many new domestic specialty brands to their portfolios and devoted high levels of effort to promoting those brands saw declining returns to their investments in marketing and inventory due to increasing competition and began re-allocating their resources to higher volume products (sometimes under pressure from the suppliers of those products). Growth may have been further affected by the fact that some retailers who had devoted a relatively large share of shelf space and sales effort to promote a wide variety of domestic specialty beers re-allocated their resources when some less widely known domestic specialty products, proved slow to "sell through" to consumers.

     Nevertheless, management believes that, in the long run, the domestic specialty category will continue to grow, along with the remainder of the higher priced segments of the beer industry, at rates considerably higher than that of the beer industry as a whole. Within the category, management believes growth will increasingly accrue to companies whose brands have already developed a degree of consumer awareness and loyalty, are of consistently high quality and shelf-stable and are supported with coherent and effective sales and marketing programs.

  STRATEGY

     Management's long-term goal is to build the Company into one of the leading brewers of domestic specialty beers in the United States. During 1998, the Company intends to increase its production and sales by (1) increasing the market share of its brands in the Company's core markets in the Mid-Atlantic states; and (2) expanding the distribution of certain product lines into other selected target markets on the East Coast and in certain areas of the Midwest, Southwest and West Coast. Management is also seeking additional expansion opportunities through the formation of strategic alliances, via acquisition, merger or long-term licensing agreements with owners of established beer brands with strong sales and distribution bases in markets outside the Maryland-District of Columbia region, thereby more fully utilizing the Company's production, sales and marketing assets.

ITEM 2.  DESCRIPTION OF PROPERTY

     All of the Company's brewing, packaging and office functions have, since March of 1997, been carried out at its 55,000 square foot facility located on approximately 5.5 acres in a light industrial park at 4607 Wedgewood Boulevard, Frederick Maryland. The facility was designed and built according to the Company's specifications from April 1996 through March of 1997. The Company leases the land and building from Blue II, LLC a Maryland limited liability company, under a capital lease that expires on March 1, 2017. The Company has the option to purchase these real estate assets at any time after March 1, 2003 at a price of $3.0 million. Prior to moving into the new brewery, all Company operations were conducted in approximately 7,700 feet of leased space. The Company's obligations under that lease terminated in September 1997.

ITEM 3.  LEGAL PROCEEDINGS

     In June of 1997, the Company filed a complaint in the Circuit Court of Frederick County Maryland against Intertrade Packaging Machinery Corp. ("IPMC") of Cincinnati, OH and its two principal officers, alleging, among other things, breach of contract, breach of warranty and fraud in connection with IPMC's sale of certain re-built packaging and conveyor equipment to the Company.

     The case was transferred to the U.S. District Court for the District of Maryland upon motion of the Defendants. The matter was settled before trial and the case was dismissed with prejudice in December of 1997, when the defendants paid the Company $190,000.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The Company's annual meeting is scheduled for 11 a.m. on May 14, 1998 in the Tap Room of the brewery at 4607 Wedgewood Blvd., Frederick, Maryland, 21703. Matters to be voted on will be included in the Company's proxy statement to be filed with the Securities and Exchange Commission and distributed to stockholders prior to the meeting.

                                    PART II.

ITEM 5. MARKET FOR FREDERICK BREWING CO.'S COMMON STOCK AND RELATED SHAREHOLDER MATTERS

     The Company's common stock, par value $.00004 per share ("Common Stock") trades on the Nasdaq Small Cap Stock Market under the symbol "BLUE". The number of record shareholders at December 31, 1997 was approximately 5,000. The following table shows the range of high and low closing prices and year end closing prices for the Common Stock for the most recent fiscal year, on a quarterly basis. The Company's Series A, C, D and E Convertible Preferred Stock (the "Preferred Stock") are not traded publicly.

                                                                 1997
                                                              ----------
                                                              HIGH   LOW
                                                              ----   ---
First Quarter...............................................  $4 5/8 $4 1/8
Second Quarter..............................................   5 5/8  2 1/2
Third Quarter...............................................   2 3/4  1 31/32
Fourth Quarter..............................................   2 5/8  1 1/2
Year End Close..............................................  $1 7/8

     The Company paid no dividends in 1997.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following selected financial data and Management's Discussion and Analysis of Financial Conditions and Results of Operations should be read in conjunction with the Company's 1997 financial statements and the notes thereto, included elsewhere in this Form 10-KSB. (See Item 7).

                            SELECTED FINANCIAL DATA

                                                       FOR THE YEAR ENDED DECEMBER 31,
                                           -------------------------------------------------------
                                             1997        1996        1995        1994       1993
                                           ---------   ---------   ---------   ---------   -------
                                               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
Sales....................................  $   3,287   $   1,872   $   1,832   $   1,186   $   106
Less excise taxes, returns, allowances...        209         152          87          59         4
                                           ---------   ---------   ---------   ---------   -------
     Net sales...........................      3,078       1,720       1,745       1,127       102
Cost of sales............................      2,838       1,743       1,253         847        89
                                           ---------   ---------   ---------   ---------   -------
Gross Profit.............................        240         (23)        492         280        13
Selling, general, and administrative
  expenses...............................      4,622       1,990         831         485       259
Loss on assets to be disposed............          0         641           0           0         0
                                           ---------   ---------   ---------   ---------   -------
Loss from operations.....................     (4,382)      2,654        (339)       (205)     (246)
Interest (income) expense, net...........        140         (29)         79          52        11
Other (income) expense...................        159          --         (42)         (5)        1
                                           ---------   ---------   ---------   ---------   -------
Loss before income taxes.................     (4,363)     (2,625)       (376)       (253)     (258)
(Benefit) provision for income taxes.....         --          --         (17)         17        --
                                           ---------   ---------   ---------   ---------   -------
Basic net loss...........................     (4,363)     (2,625)       (359)       (269)     (258)
Preferred stock deemed dividend
  requirements...........................     (3,612)         --          --          --        --
                                           ---------   ---------   ---------   ---------   -------
Net loss attributable to common
  shareholders...........................  $  (7,975)  $  (2,625)  $    (359)  $    (269)  $  (258)
                                           =========   =========   =========   =========   =======
Net loss per common share................      (1.59)      (1.45)      (0.30)      (0.24)    (0.29)
                                               =====       =====       =====       =====     =====
Weighted average common shares...........  2,741,583   1,804,503   1,204,719   1,122,437   886,908
                                           =========   =========   =========   =========   =======

                OVERVIEW OF SIGNIFICANT ACTIVITIES AND EXPENSES

     The Company was incorporated in Maryland on March 4, 1992, began selling draft beer brewed under contract in April of 1993 and began selling bottled and draft beer produced at its original brewery in downtown Frederick, Maryland in November of 1993. More than 95% of the company's sales are derived from the sale of beer it produces under its own brands to independent wholesale distributors. The Company also produces and sells small amounts of beer (approximately 400 barrels in 1997) under contract for the owners of other brands, who then sell the beer through their own distributor network. The Company also derives small amounts of revenue from the retail sale of apparel, glassware and other promotional items bearing the Company's designs and trademarks to the public and sales of such items at, or below, cost to its wholesale distributors. Sales volumes for the Company's beers are affected by numerous factors, including changing levels of consumer demand in current markets, new product introductions by the Company and by competitors, geographic expansion of the Company's market territory, the relative effort exerted on behalf of the Company's brands by its third-party wholesale distributors and competitive factors such as changes in the number of other domestic specialty beers available in the Company's markets as well as the promotional efforts, spending and pricing of brewers, marketers and importers of competitive products. Seasonality also appears to affect consumer demand for the Company's products, with higher demand during the second and fourth quarters and lower demand in the first and third quarters. From 1993 through May of 1997, when the new brewery became fully operational, the Company's sales were periodically depressed by its lack of brewing capacity. Between November, 1993 and December of 1995, the Company expanded its original brewery in three phases to increase annual capacity from approximately 2,500 barrels to 12,000 barrels. The new brewery was opened with an annual capacity of approximately 40,000 barrels. In August and September of 1997, additional fermentation tanks were installed to increase capacity to approximately 80,000 barrels per year. Since June of 1997 the Company has been fully able to meet demand for its products. The new brewery is designed to allow rapid expansion, by the addition of fermentation tanks, to an annual capacity of approximately 160,000.

     The Company had a large negative operating margin in 1997. Management believes the Company's operating margin will improve in the future for several reasons, including: (1) gross profit should improve as previously underutilized brewing capacity is put to productive use, reducing per barrel fixed costs (such as depreciation, plant maintenance, production management compensation and general utilities), particularly after the first quarter of 1998 when the production and sale of the Wild Goose and Brimstone brands begins; (2) extraordinary administrative costs (including brokerage and finders fees; investor relations expenses; legal, accounting and filing fees) associated with raising necessary equity capital to complete and expand the new brewery, finance the acquisition of Wild Goose Brewery, Inc. and to provide working capital should be reduced or eliminated; and (3) the reduction of expenditures on relatively costly mass-market advertising in favor of less costly trade advertising, on-premise promotion and point of sale merchandising. These factors could, however, be off-set, in whole or in part, by other developments, such as:
(1) competitive reductions in selling prices; (2) declining consumer demand for some or all of the Company's brands; (3) increased salary and amortization expenses for the goodwill acquired in connection with the Wild Goose and Brimstone brands; (4) increases in the costs of packaging materials and raw ingredients; and (5) changes in the Company's sales mix.

     The Company sells its beers packaged in both bottles and kegs. Bottled beer sales produce higher per barrel revenues and contribution margins (revenues net of direct labor, materials and ingredients costs) than do keg sales but keg sales produce higher gross margin percentages. In 1996 and 1997 keg sales made up approximately 18% and 14% of beer sales revenues, respectively. Management believes the percentage of volume shipped in kegs may increase during 1998 because both the Wild Goose Brewery, Inc. and Brimstone Brewing Company, Inc. historically sold a larger percentage of their beer in kegs than did the Company before acquiring those brands.

     In 1997, the Company privately placed five series of convertible preferred stock, raising a total of $9,103,000, net of finder's fees and other offering expenses, which were approximately $1,406,000 in the aggregate. In order to provide liquidity to these private investors and all Company shareholders, the Company retained Corporate Relations Group, Inc., Orlando, Florida ("CRG"), as its investor relations advisor pursuant to a pre-paid five-year contract at a total fee of $650,000. The Company also issued CRG warrants to purchase 500,000 Shares of common stock. These warrants had an estimated aggregate fair value of $670,000 on the date of grant. These amounts are being amortized over the five year term of the contract. In addition, the Company paid CRG and its affiliates $1,304,560 over the course of the year for producing and distributing printed materials to investment professionals, stockbrokers, investment advisors and individual investors which were expensed as incurred. Management expects that expenditures for investor relations services will be greatly reduced in future periods.

     As of March 24, 1998, the Company had approximately 9,000,000 shares of common stock outstanding or reserved for later issuance, an increase of 7,045,124 over the 1,954,876 common shares outstanding as of December 31, 1996. The Company has issued virtually all of the 9,000,0000 common shares it is currently authorized to issue. The increase in common shares outstanding or reserved is the result of 2754 shares issued upon the conversion of Series A Preferred Stock, 2,474,286 shares issued upon the conversion of Series B Preferred Stock and 2,671,089 shares issued upon the conversion of Series C and D Preferred Stock, 1,180,000 shares reserved for issuance to the former shareholders of Wild Goose Brewery Inc. and Brimstone Brewing Company, Inc. in consideration of the acquisition of their equity securities and brands, respectively. In addition, there are approximately 829 shares of Series C and 218 shares of Series D Convertible Preferred Stock outstanding. The holders of 657 shares have given notice of their intent to convert these preferred shares into approximately 1,138,412 common shares as soon as the Company is legally authorized to issue more common shares. Also outstanding are 1828 shares of Series A Convertible Preferred Stock which are immediately convertible into 245,461 shares of common stock and 3000 shares of Series E Convertible Preferred Stock ("Series E"). The Series E shares are convertible into common stock at a 25% discount to the average closing bid price as of the date of conversion. The Series E shares can be redeemed by the Company at a 33% premium to purchase price and management is seeking the financing necessary to carry out the redemptions but no assurance can be given that the redemptions will be carried out. If not redeemed, the Series E shares will likely be converted in the near term, causing substantial additional dilution of current shareholder interests.

     The Company is not in compliance with one of the covenants contained in its loan agreements with its senior debt holders. This covenant requires that the ratio of the Company's quarterly cash flows over the four most recent quarters to 12 months' debt service payments exceed 1.5:1. See Note 6 to financial statements.

SALES

     Sales are affected by market distribution, seasonal product introductions, advertising and promotional campaigns and competition. For 1997 and 1996 gross sales were $3,286,776 and $1,871,593 respectively, an increase of $1,415,183, or 75.6%. Production volumes in 1997 and 1996 were 17,300 barrels and 10,910 barrels, respectively, an increase of 6,390 barrels, or 58.6%. The increases in production and sales were due to several factors, including: the completion of the new brewery in the second quarter which removed capacity constraints that had effectively put a cap on sales; the successful introduction of Hempen Ale in May, 1997 and Hempen Gold in September, 1997; and the opening of new markets in the Company's distribution territory, primarily for the Hempen product line. Revenues per barrel for the year of 1997 and 1996 were $190 and $172 per barrel, respectively, an increase of $18 per barrel, or 10.5% This increase in revenue per barrel reflects the sales during 1996 of distressed product at a lower overall selling price, the introduction of the Hempen Ale and Hempen Gold brands at higher pricing during 1997 and an increase in case sales from 82% of beer revenues in 1996 to 86% in 1997.

EXCISE TAXES

     Federal and state excise taxes were $169,236 and $100,697 during 1997 and 1996, respectively, representing 5.5% and 5.9% of net sales, respectively. The decrease in excise taxes in 1997, as a percentage of net sales, is due primarily to the increase in the Company's gross revenue per barrel. The Federal government and all state governments impose excise taxes on all beer sold. These taxes are levied on volume, regardless of the price or revenue generated from those sales. Each state in which the Company distributes its product has different excise tax rates and regulations. Some states require the distributor to pay such taxes instead of the producer. In states where the producer pays the excise tax, the Company attempts to mark up the sales prices to its distributors to at least partially cover the tax., while maintaining competitive pricing at the retail level.

RETURNS AND ALLOWANCES

     Returns and Allowances of $39,859 and $50,463 for 1997 and 1996 represents 1.3% and 2.7% of net sales respectively. This year to year decrease reflects the sales during 1996 of distresed products.

COST OF GOODS SOLD

     Cost of goods sold for 1997 and 1996 was $2,837,229 and $1,743,896 respectively an increase of $1,093,332 or 62.6%. As a percentage of gross sales, the cost of goods sold declined from 93.2% to 86.3%. The Company's cost of goods sold in 1997 included the following increases in production overhead expenses over 1996: (1) an increase in depreciation of $251,764, reflecting that the new brewery was put into service in March of 1997; (2) an increase in production management, quality assurance, transportation and plant maintenance compensation expenses of $90,645, reflecting the additional personnel, effort and expertise necessary to operate and maintain the much larger and more complex new brewery and an increase in utilities expense of $212,714, reflecting the additional cost of heating, cooling and lighting of the larger facility.

     In addition, production costs were inflated during the first six months of 1997 due, in part, to approximately $42,088 in temporary labor expenses and overtime pay made necessary by the fact that several critical components of the Company's automated bottling line initially did not function as expected and were not made fully operational until August of 1997. During the last two quarters of the year, direct labor, material and ingredient costs fell to $96 per barrel and 48.6% of gross sales from $99 per barrel and 56.3% of gross sales during the first two quarters of 1997.

     For the full year 1997, however, direct labor, materials and ingredients costs fell from $124 per barrel and 72.4% of gross sales in 1996 to $97 per barrel and 51.2% of gross sales in 1997. This was the result of cost savings resulting from the new brewery's capability of handling bulk-packed and bulk-delivered malted grains, glass bottles, six packs and case cartons, as well as the labor efficiencies provided with larger batch sizes in brewing and fermentation and high speed bottling equipment, relative to the old brewery's much more labor intensive equipment. Management anticipates that the cost of goods sold per barrel and as a percentage of gross sales will diminish further in 1998 compared to 1997 because the labor efficiencies realized during the second half of 1997 should be reflected for the entire year and the higher levels of production expected due to the Wild Goose and Brimstone brand acquisitions should substantially reduce per unit production overhead costs.

SELLING, GENERAL, AND ADMINISTRATIVE EXPENSES

     Selling, general, and administrative ("S,G&A") expenses were $4,622,029 and $1,990,323 in 1997 and 1996, respectively. S,G&A expense increases from 1996 to 1997 resulted primarily from the following: $1,304,560 in investor relations fees; an increase of $370,048 in compensation and other expenses for the Company's sales force, which grew from 9 members to 14 members during 1997; an increase of $366,346 in expenditures for advertising and promotions; an increase of $164,769 in legal and accounting fees, largely in connection with negotiating a forebearance agreement with the Company's senior lender during the first quarter and litigating the Company's claim against a packaging machinery vendor, an increase of $48,997 in additional salaries and expenses to new personnel in the marketing, finance and accounting areas. Management believes that it can significantly reduce its reliance and spending on outside legal, accounting, advertising, financial and investor relations professionals in future periods without substantially increasing the Company's employee base above current levels. No increase in the sales force is currently planned, even with the substantial increase in the Company's historic sales base due to the Wild Goose and Brimstone brand acquisitions because management believes the current sales force is adequate to cover the brands' common sales territories.

OTHER INCOME

     During 1997, the Company recorded a gain of $158,167 on the sale of equipment which had previously been used at the old brewery. The equipment had been written down in 1996 to reflect management's initial estimate of its fair market value. The gain represents the amount by which the actual sale proceeds exceeded that estimate.

INTEREST (INCOME) EXPENSE, NET

     Interest (income) expense, net during 1997 was $140,030 compared to $(29,427) in 1996. The Company had net interest income in 1996 because it paid off nearly all of its prior debt with the proceeds of its initial public offering in March of 1996 and had interest income from the short term investment of the some of the balance of those proceeds. The net interest expense primarily reflects interest paid on increasing long term collaterated loan balances from January through June of 1997 as the long term collaterated loan proceeds were disbursed on a schedule tied to the completion of the new brewery building and equipment installation and commissioning.

INCOME TAX PROVISION

     The Company has incurred net operating losses for years ending from 1996 through 1997 and, accordingly, no provisions for income taxes have been provided in the Statements of Operations.

LIQUIDITY AND CAPITAL RESOURCES

     Due to losses experienced during the start-up and expansion of the Company, operations to date have been funded primarily from private and public placements of common and preferred stock, and loans from stockholders and financial institutions. As of December 31, 1997 the Company had working capital of approximately $2,373,000. This balance was principally the result of the receipt in December of 1997 of $2,400,000 in net cash proceeds from the private placement of 3,000 shares of Series E Preferred stock at $1,000 per share and $190,000 cash received in settlement of the Company's lawsuit against a vendor of automated packaging equipment. Net cash used in operating activities was approximately $4,900,000 in 1997.

     Net cash used in investing activities during 1997 was approximately $2,498,000, which primarily represented payments to the general contractor for construction of the new brewery building and payments made to vendors for the fabrication and installation of new brewery equipment and other purchases of capital assets. In addition, various expenses incurred for trademarks and copyrights were capitalized as intangible assets. The Company generated proceeds of approximately $300,000 from the sale of certain brewing equipment that had been housed in the old facility.

     Net cash provided by financing activities during 1997 was approximately $10 million, consisting primarily of private placement proceeds of $10.5 million and $1.6 million in proceeds from debt incurred to finance the equipment, building and other capital improvements for the new facility (see Note 6 of the Financial Statements), offset by repayments on short-term and long-term debt of $2.1 million. As of April 24, 1997, the Company's senior secured lender has advanced the Company $969,000 under a bridge loan facility that was retired on that date with the proceeds of a $1,000,000 Small Business Administration direct loan made through and administered by Mid-Atlantic Business Finance Company of Baltimore, Maryland. That loan is secured by a second position security interest in the Company's brewing and packaging equipment and the personal guarantees of the Company's President and Chief Executive Officer.

     The Company does not currently have a working capital line of credit or any other revolving credit facility. Management does not anticipate obtaining this or any other additional credit facility unless and until the Company's operating cash flows improve substantially.

     The Company and its senior secured creditor have negotiated a modification of the terms of the long term loan collateralized by most of the Company's brewing and packaging equipment and current assets, as well as the commercial mortgage on the land and building comprising the new brewery, which is owned by Blue II, LLC and occupied by the Company under a capital lease. See Note 6 to financial statements.

     The Company is currently negotiating with two alternate lenders with a view toward refinancing all of the senior secured debt during the second quarter of 1998. Management believes this can be accomplished with an increase in the interest rate payable and additional personal guarantees of the Company's Chief Executive Officer and President, as well as other terms and conditions acceptable to the Company's board of directors. No assurances can be given as to the likelihood of such refinancing.

     The Company had cash balances of approximately $2,625,000 at December 31, 1997. In addition, at December 31, 1997, approximately $12,475 of cash equivalents (short-term securities with original maturities of less than 90 days), were pledged as collateral to guarantee the Company's letter of credit in favor of Frederick County to secure the company's performance of certain site improvement work required by the County government as a condition of the Company's building permits and was recorded as restricted cash.

     In connection with the acquisition and merger with Wild Goose Brewery, Inc. the Company agreed to pay off Wild Goose's secured debt and revolving credit line in full and to assume all of the its payment obligations under its trade accounts payable. Management currently estimates that approximately $1,100,000 in cash will be required to discharge these payment obligations during the first and second quarters of 1998. The cash outlay will be partially off-set as the Company collects Wild Goose's trade accounts receivable, which management estimates will result in cash collections of approximately $246,000 during the first two quarters of 1998 and by the net proceeds of the scheduled auction sale of most of Wild Goose's brewing and packaging equipment, which management believes will result in approximately $225,000 in cash collections during the second quarter of 1998.

     Management believes that this level of liquidity will be sufficient to fund the Company's operations and until such time as the Company can generate positive cash flows from operations, assuming that revenues increase and costs are controlled as management intends. No assurance can be given that positive cash flows will occur at such time.

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

IMPACT OF YEAR 2000 ISSUE

     The Company is in the process of assessing its computer applications to insure their functionality with respect to the "Year 2000" millennium change. At present, the Company does not anticipate that material incremental costs will be incurred in any single future year.

NEW ACCOUNTING PRONOUNCEMENTS

     In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 130 "Comprehensive Income." SFAS No. 130 requires the reporting and display of comprehensive income and its components in the financial statements. Comprehensive income is the change in equity during the period from transactions with non-owner sources. Comprehensive income includes net income and other comprehensive income including foreign currency translation adjustments and gains and losses on certain marketable securities. SFAS No. 130 does not require a specific format for the financial statement in which comprehensive income is reported, but does require that an amount representing total comprehensive income be reported in the statement. The Company will implement SFAS No. 130 during the first quarter of 1998.

     In June 1997, the Financial Accounting Standards Board issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS No. 131 will change the way public companies report information about segments of their business in annual financial statements and requires them to report selected segment information in their quarterly reports issued to stockholders. It also requires entity-wide disclosures about the products and services an entity provides, the countries in which the entity holds material assets and reports material revenues, and major customers. The Company will implement SFAS No. 131 during the fourth quarter of 1998.

FORWARD-LOOKING INFORMATION

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

ITEM 7.  FINANCIAL STATEMENTS

     See page F-1 for Index to Financial Statements

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                   PART III.

ITEM 9.  DIRECTORS AND EXECUTIVE OFFICERS OF FREDERICK BREWING CO.

                 NAME                    AGE                POSITION               SINCE
                 ----                    ---                --------               -----
Kevin E. Brannon.......................  43    Chairman & Chief Executive Officer  1992
Marjorie A. McGinnis...................  36    President & Chief Operating         1992
                                               Officer
Steven T. Nordahl......................  28    VP-Brewing Operations & Brewmaster  1994
Leslie P. Harper.......................  49    Chief Financial Officer             1997
Patrick N. Helsel......................  34    VP-Sales                            1997
Cameron E. Barry.......................  41    VP-Marketing                        1997
Dr. Nicholas P. Foris..................  72    Director                            1994
Carl R. Hildebrand.....................  46    Director & Treasurer                1995
Jerome M. Pool.........................  62    Director                            1993
Maribeth Visco.........................  40    Director & Secretary                1993
James W. Lutz..........................  40    Director                            1998

     Mr. Brannon, prior to starting the Company in 1992, was an attorney with the law firm of Preston, Gates, & Ellis, in Portland, Oregon.

     Ms. McGinnis, prior to starting the Company in 1992, was a partner of B&G Partnership and Butler Brothers Farm and Orchard in Martinsburg, West Virginia.

     Mr. Harper was appointed as the Company's Chief Financial Officer in November, 1997. Prior to joining the Company, he served as Chief Financial Officer of Racal Guarllada Inc., a subsidiary of Racal Electronics, PLC, from 1987 to 1995. He served as an independent financial consultant from 1995 to 1997.

     Mr. Nordahl, prior to joining the Company in 1993, graduated from the Master Brewer's program at the University of California at Davis, in Davis, California.

     Mr. Helsel joined the Company as Sales Manager in March of 1996 and was promoted to his current office in September of 1997. Prior to joining the Company, he served as a regional sales representative for Mass Bay Brewing Co., Boston, Massachussetts from 1994 to 1996 and as regional sales manager for Warsteiner Imports Agency, Denver, Colorado from 1992 through 1994.

     Ms. Barry worked as an independent contractor for the Company from August, 1997 until she was named an officer of the Company in January, 1998. Prior to working with the Company, she served as Senior Vice President and Director of Public Relations for Gray Kirk Van Sant, an advertising, public relations and marketing agency in Baltimore, Maryland from 1996 to 1997. From 1990 to 1996, Ms. Barry was the President of Cameron & Barry Marketing Communications, Inc. in Baltimore.

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

     Mr. Lutz is the President of Wild Goose Brewery, Inc., a wholly-owned subsidiary of the Company which markets the Company's Wild Goose brands of beer. Prior to joining the Company in January, 1998, he served, since 1992 as President of Wild Goose Brewery, Inc. of Cambridge, Maryland, which was acquired by the Company in January, 1998.

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

     Based solely on review of copies of such forms furnished to the Company, or written representations from its officers and directors, the Company believes that except for the failure of Messrs. Pool and Hildebrand, Dr. Foris and Ms. Visco to report the granting options under the Company's Non-employee Director Stock Option Plan on Form 5, the Company's officers and directors complied in all aspects with the reporting requirements promulgated under Section 16(a) of the 1934 Act during and with respect to fiscal 1997.

ITEM 10.  EXECUTIVE COMPENSATION

     The following table sets forth all compensation awarded to, earned by, or paid for services rendered to the Company in all capacities during the fiscal year ended December 31, 1997, by the Company's named executive officers.

                           SUMMARY COMPENSATION TABLE

                                                                                     LONG-TERM
                                                                                   COMPENSATION
                                                    ANNUAL COMPENSATION               AWARDS
                                                 -------------------------      -------------------
                     NAME                        SALARY    BONUS    OTHER       OPTIONS   ALL OTHER
                     ----                        -------   -----   -------      -------   ---------
Kevin E. Brannon...............................  $80,000    $0     $10,000(1)        0       $0
Marjorie A. McGinnis...........................   80,000     0      10,000(1)        0        0
Steven T. Nordahl(2)...........................   55,000     0      10,000(1)        0        0
Leslie P. Harper(3)(4).........................    6,462     0           0       3,334        0
Patrick N. Helsel..............................   46,963     0           0           0        0
Cameron E. Barry(5)............................    4,343     0           0           0        0

---------------

(1) In lieu of $10,000 in unpaid salaries, each of these officers received stock grants of 1,334 shares.

(2) At December 31, 1996, Mr. Nordahl had options to acquire 16,779 shares of Common Stock at an exercise price of $0.184 per share: all such options were immediately exercisable and the value of such in-the-money options at December 31,1997 was $28,373.

(3) As consideration for his initial employment by the Company, Mr. Harper was granted options to purchase 3,334 shares of common stock at $2.563 per share, the market price as of the date his employment began. Assuming Mr. Harper remains employed by the Company, he is entitled to receive additional 3,333 options each year on the anniversary date of the first option grant in 1998 and 1999. These option grants are cumulative and in addition to any option grants Mr. Harper may earn pursuant to the Company's Incentive Stock Option Plan.

(4) Mr. Harper's salary compensation reflects that his employment began in November, 1997.

(5) Ms. Barry served as a consultant to the Company from August 6, 1997 through December 31, 1997.

                             DIRECTOR COMPENSATION

     For a description of the compensation of the directors of the Company, reference is made to page 69 of the Company's final Prospectus dated March 5, 1996, which is incorporated herein by reference from the Form SB-2.

EMPLOYMENT AGREEMENTS

     For a description of the employment agreements for the named executive officers of the Company, reference is made to page 67 of the Company's final Prospectus dated March 5, 1996, which is incorporated herein by reference from Form SB-2.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth certain information regarding beneficial ownership of the Company's Common Stock as of March 27, 1998, by: (i) each person known by the Company to be the beneficial owner of more than 5.0% of the Company's Common Stock, (ii) each of the Company's directors, (iii) each of the Company's Executive Officers named in the Summary Compensation Table (See Item 10 hereof), and (iv) all executive officers and directors as a group. Except as otherwise noted, the named beneficial owner has sole voting and investment power.

                                                              SHARES BENEFICIALLY OWNED
                                                               AS OF MARCH 27, 1998(1)
                 DIRECTORS, NAMED EXECUTIVE                   --------------------------
                OFFICERS AND 5% STOCKHOLDERS                    NUMBER         PERCENT
                ----------------------------                    ------         -------
Kevin E. Brannon(2).........................................   145,797            1.85
Marjorie A. McGinnis(2).....................................   145,797            1.85
Nicholas P. Foris, M.D.(3)..................................   116,194            1.47
Carl R. Hildebrand(4).......................................     3,000             .04
Jerome M. Pool(5)...........................................    22,344             .28
Maribeth Visco(6)...........................................    26,680             .34
James W. Lutz(10)...........................................    99,450            1.26
Steven T. Nordahl(7)(10)....................................    57,406             .73
Leslie P. Harper (8)(10)....................................     3,334             .04
Patrick N. Helsel(10).......................................       552             .01
Cameron E. Barry............................................         0               0
All directors and executive(10) officers as a group (nine
  persons)..................................................   620,554            7.87

---------------
(1) Based upon information furnished by respective individuals. The information is not necessarily indicative of beneficial ownership for any other purpose. Under regulations promulgated pursuant to the Securities Exchange Act of 1934, as amended (the "Exchange Act"), shares are deemed to be beneficially owned by a person if he or she directly or indirectly has or shares; (i) voting power, which includes the power to vote or to direct voting of the shares, or (ii) investment power, which includes the power to dispose or to direct the disposition of the shares.

(2) The number of shares shown in the table excludes the number of shares beneficially owned by the other. The business address for such persons is 4607 Wedgewood Blvd., Frederick, Maryland 21703.

(3) Includes immediately exercisable options to purchase 6,000 shares of Common Stock. Does not include 210 shares of Series A Convertible Preferred Stock, which are immediately convertible into common stock at the price of $3.8388 per share.

(4) Includes immediately exercisable options to purchase 5,000 shares of Common Stock.

(5) Includes immediately exercisable options to purchase 7,000 shares of Common Stock.

(6) With respect to Ms. Visco's shares, see Item 12, and Certain Relationships and Related Transactions, below, includes immediately exercisable options to purchase 7,000 shares of Common Stock.

(7) Includes immediately exercisable options to purchase 16,779 shares of Common Stock.

(8) Includes immediately exercisable options to purchase 3,334 shares of Common Stock.

(9) Under the Exchange Act, a person is deemed to have beneficial ownership of any shares of Common Stock which may be acquired within 60 days of March 27, 1998 pursuant to the exercise of outstanding stock options. Shares of Common Stock which are subject to stock options are deemed to be outstanding for the purpose of computing the percentage of outstanding Common Stock owned by such person or group but not deemed outstanding for the purpose of computing the percentage of Common Stock owed by any other person or group. The amounts set forth in the table include 16,779 shares which may be received upon the exercise of stock options by Mr. Nordahl, 522 shares which may be received upon the exercise of options by Mr. Helsel, 3334 shares which may be received upon exercise of options by Mr. Harper and 25,000 shares which may be received upon the exercise of stock options by the non-employee directors. For all the directors and executive officers as a group, the number of shares includes 45,665 shares of Common Stock subject to outstanding stock options.

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

     (1) The following documents are filed as part of this report and this list includes the Index to the Financial Statements:

          Report of Independent Accountants

          Financial Statements:

             Balance Sheets as of December 31, 1997 and 1996.

             Statements of Operations for the Years Ended December 31, 1997 and 1996.

             Statements of Changes in Stockholders' Equity of the Years Ended December 31, 1997 and 1996.

             Statements of Cash Flows for the Years Ended December 31,1997 and 1996.

          Notes to Financial Statements

     (2) All schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are omitted because they are not applicable or the required information is included in the Financial Statements or notes thereto.

     (3)(a) The following exhibits are filed as part of this Form 10-KSB, and this list includes the Exhibit Index.

NO.                                DESCRIPTION
---                                -----------
3.1  Amended and Restated Articles of Incorporation(1)
     (i)         Articles Supplementary with respect to Series A Convertible
                 Preferred Stock;(2)
     (ii)        Articles Supplementary with respect to Series B Convertible
                 Preferred Stock;(2)
     (iii)       Articles Supplementary with respect to Series C Convertible
                 Preferred Stock;(3)
     (iv)        Articles Supplementary with respect to Series D Convertible
                 Preferred Stock;(4)
     (v)         Articles Supplementary with respect to Series E Convertible
                 Preferred Stock.
3.2  Amended and Restated Bylaws(5)
4    Stock Certificate(5)
10   Material Contracts:
     (i)         Stock Option Agreement dated April 15, 1993 between the
                 Company, Edward D. Scott, Kevin E. Brannon, and Marjorie
                 McGinnis;(5)
     (ii)        Form of Shareholder Agreement;(5)
     (iii)       Form of Termination of Shareholder Agreement;(5)
     (iv)        Employment Agreement dated December 9, 1995 between the
                 Company and Kevin E. Brannon;(5)
     (v)         Employment Agreement dated December 9, 1995 between the
                 Company and Marjorie A. McGinnis;(5)
     (vi)        Employment Agreement dated December 9, 1995 between the
                 Company and Steven T. Nordahl;(5)
     (vii)       Employment Agreement dated December 9, 1995 between the
                 Company and Craig J. O'Connor;(5)
     (viii)      Employment Agreement dated February 20, 1993 between the
                 Company and Steven Tluszcz;(5)
     (ix)        Lease Agreement dated February 15, 1994 between the Company and Carroll Creek LLC;(5)
     (x)         Lease Agreement dated March 25, 1994 between the Company and
                 Carroll Creek LLC;(2)
     (xi)        Addendum to the Agreement of Lease dated March 30, 1995
                 between the Company and Carroll Creek LLC;(5)
     (xii)       Agreement of Lease dated January 21, 1993 between the
                 Company, Kevin E. Brannon, and South Carroll Street
                 Partnership;(5)
     (xiii)      Letter lease dated January 18, 1995 between the Company and
                 Frederick Produce Company, Inc;(5)
     (xiv)       Form of Distribution Agreement;(5)
     (xv)        Letter from the Company dated October 30, 1993 to the
                 Kronheim Company, Inc.;(5)
     (xvi)       Non-employee Directors Stock Option Plan;(5)
     (xvii)      1995 Stock Option Plan;(5)
     (xviii)     Form of Promissory Note dated various dates from the Company to certain stockholders;(5)
     (xix)       Promissory Note dated June 18, 1994 between the Company and
                 Dr. Nicholas Foris;(5)
     (xx)        Promissory Note dated March 18, 1994 between the Company and
                 Dr. Nicholas Foris;(5)
     (xxi)       Contract Brewing Agreement dated December 12, 1995 by the
                 Johnson Beer Company and the Company;(5)
     (xxii)      Promissory Note by the Company to FCNB Bank dated November
                 24, 1995 with a guarantee by Dr. Nicholas Foris;(5)
     (xxiii)     Agreement of Sale by and between the Company and SOPM
                 Limited Partnership dated November 7, 1995;(5)
     (xxiv)      Assignment and Extension of Agreement of Sale by and between the Company and Blue II, LLC dated December 19, 1995;(5)
     (xxv)       Letter of Intent for Build-to-Suit Light Industrial Space by
                 and between the Company and Blue II, LLC dated December 21,
                 1995;(5)

NO.                                DESCRIPTION
---                                -----------
     (xxvi)      Resolutions adopted by the Maryland Industrial Development
                 Financing Authority;(5)
     (xxvii)     Letter dated January 30, 1996 from the Maryland Economic
                 Development Corp.;(5)
     (xxviii)    Letter dated January 30, 1996 from Ryan, Lee & Company,
                 Inc.;(5)
     (xxix)      Letter dated January 24, 1996 from the Mid-Atlantic Business
                 Finance Co.;(5)
     (xxx)       Letter from Signet Bank/Maryland dated January 16, 1996;(5)
     (xxxi)      Loan and financing agreement between Blue II, MEDCO, Signet and the Company;(6)
     (xxxii)     Promissory note;(6)
     (xxxiii)    $3,000,000 Economic Development Revenue Bond;(6)
     (xxxiv)     Construction contract between Blue II, Morgan Keller, Inc, and the Company;(6)
     (xxxv)      Lease Agreement between Blue II, LLC and the Company;(6)
     (xxxvi)     Loan and financing agreement between MEDCO, Signet and the
                 Company;(6)
     (xxxvii)    Promissory note;(6)
     (xxxviii)   $1,500,000 Economic Development Revenue Bond;(6)
     (xxxix)     Loan and security agreement -- $969,000 Bridge loan;(6)
     (xxxx)      Promissory note -- bridge loan;(6)
     (xxxxi)     Filler/capper equipment;(6)
     (xxxxii)    Bottling line;(6)
     (xxxxiii)   Mechanical and electrical work;(6)
     (xxxxiv)    Phase I Industrial wastewater treatment;(6)
     (xxxxv)     Bottle supply;(6)
     (xxxxvi)    Interior fit out of new brewery office space;(6)
     (xxxxvii)   Blue II Forbearance Agreement;(7)
     (xxxxviii)  FBC Forbearance Agreement;(7)
     (xxxxix)    Agreement and Plan of Reorganization by and among Frederick
                 Brewing Co., FBC Acquisition Corporation and Wild Goose
                 Brewery, Inc. dated December 15, 1997;
     (l)         Asset Purchase Agreement by and between Brimstone Brewing
                 Company and Frederick Brewing Co. dated December 15, 1997;
     (li)        Mutual and Reciprocal Final Release of all claims dated
                 December 19, 1997;
     (lii)       Loan Modification Agreement by and among First Union
                 National Bank, Blue II, LLC, Robert Schuerholz, Nicholas P.
                 Foris, Edward D. Scott, and Vishnampet S. Jayanthimath dated as of March 30, 1997;
     (liii)      Loan Modification Agreement by and between First Union
                 National Bank and Frederick Brewing Co.;
     (liv)       Loan Agreement between U.S. Small Business Administration
                 and the Company;(3)
21   Subsidiaries of the Registrant -- None.
23   Consent of Independent Accountants
27   Financial Data Schedule
99   Safe Harbor Under the Private Securities Litigation Reform Act of
     1995(4)

     (3)(b) Reports filed on Form 8-K. None
---------------
(1) Incorporated by reference from Pre-effective Amendment No. 5 to the Form SB-2 filed with the SEC on March 5, 1996.

(2) Incorporated by reference to such exhibit as filed with the Company's Registration Statement on Form S-3, file number 333-25743.

(3) Incorporated by reference to exhibit 10(I) to the Company's Quarterly Report on Form 10-QSB for the Quarter Ended June 30, 1997.

(4) Incorporated by reference to such exhibit as filed with the Company's Registration Statement on Form S-3, file number 333-35655.

(5) Incorporated by reference from Form SB-2 filed with the SEC on December 12, 1995.

(6) Incorporated by reference from Form 10-QSB, Quarterly Report, filed with the SEC on June 30, 1996.

(7) Incorporated by reference from Form 8-K, Current Report, filed with the SEC on February 27, 1997.

 *   Management contract or compensatory plan or agreement.

                         INDEX TO FINANCIAL STATEMENTS

Report of Independent Accountants...........................  F-2
Financial Statements:
     Balance Sheets.........................................  F-3
     Statements of Operations...............................  F-4
     Statements of Changes in Stockholders' Equity..........  F-5
     Statements of Cash Flows...............................  F-6
     Notes to Financial Statements..........................  F-7

                             FREDERICK BREWING CO.

                         NOTES TO FINANCIAL STATEMENTS

                       REPORT OF INDEPENDENT ACCOUNTANTS

Board of Directors
Frederick Brewing Co.
Frederick, Maryland

     We have audited the accompanying balance sheets of Frederick Brewing Co. as of December 31, 1997 and 1996, and the related statements of operations, changes in stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Frederick Brewing Co. as of December 31, 1997 and 1996, and the results of its operations and its cash flows for the years then ended, in conformity with generally accepted accounting principles.

                                          Coopers & Lybrand L.L.P.

McLean, Virginia
March 30, 1998

                             FREDERICK BREWING CO.

                                 BALANCE SHEETS

                           DECEMBER 31, 1997 AND 1996

                                                                  1997          1996
                                                              ------------   -----------
                           ASSETS
Current assets:
     Cash and cash equivalents..............................  $  2,612,880   $    48,990
     Cash -- restricted.....................................        12,475       640,000
     Trade receivables, net of allowance for doubtful
      accounts of $35,544 and $25,000, respectively.........       333,437       239,413
     Inventories, net.......................................       354,224       210,563
     Prepaid expenses and other current assets..............       103,476        82,412
                                                              ------------   -----------
        Total current assets................................     3,416,492     1,221,378
Property and equipment, net.................................     8,375,645     3,287,696
Intangibles, net............................................       258,225       186,251
Deferred public relations costs, net........................     1,131,500            --
Other assets................................................       219,557        71,000
                                                              ------------   -----------
        Total assets........................................  $ 13,401,419   $ 4,766,325
                                                              ============   ===========
            LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Current maturities of long-term debt...................  $    273,814   $   437,600
     Capital lease obligations, current portion.............        88,976        27,506
     Accounts payable.......................................       274,966       629,216
     Accrued liabilities....................................       406,943       165,538
                                                              ------------   -----------
        Total current liabilities...........................     1,043,699     1,259,950
Long-term debt..............................................     2,208,736     1,631,411
Capital lease obligations...................................     2,880,536        51,577
                                                              ------------   -----------
        Total liabilities...................................     6,132,971     2,942,938
                                                              ------------   -----------
Stockholders' equity:
     Preferred stock -- $.01 par value, 1,000,000 shares
      authorized:
       Cumulative, convertible Series A, 1,828 shares issued
        and outstanding, liquidation preference of
        $914,000............................................       655,213            --
       Convertible Series B, 0 shares issued and
        outstanding.........................................            --            --
       Convertible Series C, 2,100 shares issued and
        outstanding, liquidation preference of $2,100,000...     1,762,500            --
       Convertible Series D, 1,045 shares issued and
        outstanding, liquidation preference of $1,045,000...       810,000            --
       Convertible Series E, 2,700 shares issued and
        outstanding, liquidation preference of $2,700,000...     2,325,000            --
        Common stock -- $0.00004 par value, 9,000,000
         shares authorized, 4,540,356 and 1,954,876
         shares issued and outstanding......................           167            72
     Additional paid-in capital.............................    12,778,758     4,911,424
     Accumulated deficit....................................   (11,063,190)   (3,088,109)
                                                              ------------   -----------
          Total stockholders' equity........................     7,268,448     1,823,387
                                                              ------------   -----------
          Total liabilities and stockholders' equity........  $ 13,401,419   $ 4,766,325
                                                              ============   ===========

   The accompanying notes are an integral part of these financial statements.

                             FREDERICK BREWING CO.

                            STATEMENTS OF OPERATIONS
                 FOR THE YEARS ENDED DECEMBER 31, 1997 AND 1996

                                                                 1997          1996
                                                              -----------   -----------
Gross sales.................................................  $ 3,286,776   $ 1,871,593
Less: Returns and allowances................................       39,859        50,463
Less: Excise taxes..........................................      169,236       100,697
                                                              -----------   -----------
     Net sales..............................................    3,077,681     1,720,433
     Cost of sales..........................................    2,837,229     1,743,896
                                                              -----------   -----------
     Gross profit (loss)....................................      240,452       (23,463)
Selling, general and administrative expenses................    4,622,029     1,990,323
Loss on assets to be disposed...............................           --       640,815
                                                              -----------   -----------
     Operating loss.........................................   (4,381,577)   (2,654,601)
Gain on sale of equipment...................................     (158,167)           --
Interest (income) expense...................................      140,030       (29,427)
                                                              -----------   -----------
     Loss before income taxes...............................   (4,363,440)   (2,625,174)
Provision for income taxes..................................           --            --
                                                              -----------   -----------
     Net loss...............................................   (4,363,440)   (2,625,174)
Preferred stock deemed dividend requirements................   (3,611,641)            0
                                                              -----------   -----------
Net loss attributable to common shareholders................  $(7,975,081)  $(2,625,174)
                                                              ===========   ===========
Basic and diluted earnings per common share:
     Net loss before preferred stock dividend
      requirements..........................................  $     (1.59)  $     (1.45)
     Preferred stock dividend requirements..................        (1.32)           --
                                                              -----------   -----------
     Net loss per common share..............................  $     (2.91)  $     (1.45)
                                                              ===========   ===========
Weighted average common shares (basic and diluted)..........    2,741,583     1,804,503
                                                              ===========   ===========

   The accompanying notes are an integral part of these financial statements.

                             FREDERICK BREWING CO.

                 STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                 FOR THE YEARS ENDED DECEMBER 31, 1997 AND 1996

                                      CUMULATIVE,
                                      CONVERTIBLE           CONVERTIBLE            CONVERTIBLE           CONVERTIBLE
                                   SERIES A PREFERRED    SERIES B PREFERRED    SERIES C PREFERRED    SERIES D PREFERRED
                                         STOCK                 STOCK                  STOCK                 STOCK
                                   ------------------   --------------------   -------------------   -------------------
                                   SHARES    AMOUNT     SHARES     AMOUNT      SHARES     AMOUNT     SHARES     AMOUNT
                                   ------   ---------   ------   -----------   ------   ----------   -------   ---------
 Balance, December 31, 1995......     --    $      --       --   $        --      --    $       --       --    $     --
 Issuance of common stock for
  cash, net of issuance costs....     --           --       --            --      --            --       --          --
 Exercise of options.............  .....           --       --            --      --            --       --          --
 Fair value of warrants issued to
  non-employees for services.....     --           --       --            --      --            --       --          --
 Net loss........................     --           --       --            --      --            --       --          --
                                   -----    ---------   ------   -----------   -----    ----------    -----    --------
 Balance, December 31, 1996......     --           --       --            --      --            --       --          --
 Issuance of preferred stock for
  cash, net of issuance costs....  1,828      833,840    3,750     3,181,161   2,100     1,057,500    1,045     835,500
 Fair value of warrants issued in
  connection with issuance of
  preferred stock................     --     (150,000)      --      (460,000)     --            --       --          --
 Fair value of common stock in
  connection with issuance of
  preferred stock................     --           --       --      (232,031)     --       (75,000)      --     (25,500)
 Beneficial conversion feature in
  connection with Series A
  preferred stock................     --     (114,505)      --            --      --            --       --          --
 Deemed dividend in connection
  with beneficial conversion
  feature on preferred stock.....     --       85,878       --            --      --            --       --          --
 Pledge of common stock to
  management in lieu of salary...     --           --       --            --      --            --       --          --
 Conversion of Series B preferred
  stock to common stock..........     --           --   (3,750)   (2,459,130)     --            --       --          --
 Fair value of warrants issued
  for deferred public relations
  costs..........................     --           --       --            --      --            --       --          --
 Fair value of warrants issued to
  bank for services..............     --           --       --            --      --            --       --          --
 Net loss........................     --           --       --            --      --            --       --          --
                                   -----    ---------   ------   -----------   -----    ----------    -----    --------
 Balance, December 31, 1997......  1,828    $ 655,213       --   $        --   2,100    $1,762,500    1,045    $810,000
                                   =====    =========   ======   ===========   =====    ==========    =====    ========


                                       CONVERTIBLE
                                   SERIES E PREFERRED
                                          STOCK             COMMON STOCK                                           TOTAL
                                   -------------------   ------------------     ADDITIONAL      ACCUMULATED    STOCKHOLDERS'
                                   SHARES     AMOUNT      SHARES     AMOUNT   PAID-IN CAPITAL     DEFICIT         EQUITY
                                   ------   ----------   ---------   ------   ---------------   ------------   -------------
 Balance, December 31, 1995......     --    $       --   1,128,444    $ 42      $ 1,043,775     $   (462,935)   $   580,892
 Issuance of common stock for
  cash, net of issuance costs....     --            --     771,154      28        3,847,701               --      3,847,729
 Exercise of options.............     --            --      55,278       2            9,948               --          9,950
 Fair value of warrants issued to
  non-employees for services.....     --            --          --      --           10,000               --         10,000
 Net loss........................     --            --          --      --               --       (2,625,174)    (2,625,174)
                                   -----    ----------   ---------    ----      -----------     ------------    -----------
 Balance, December 31, 1996......     --            --   1,954,876      72        4,911,424       (3,088,109)     1,823,387
 Issuance of preferred stock for
  cash, net of issuance costs....  2,700     2,415,000          --      --               --               --      9,103,001
 Fair value of warrants issued in
  connection with issuance of
  preferred stock................     --            --          --      --          610,000               --             --
 Fair value of common stock in
  connection with issuance of
  preferred stock................     --       (90,000)    106,500       4          422,527               --             --
 Beneficial conversion feature in
  connection with Series A
  preferred stock................     --            --          --      --          114,505               --             --
 Deemed dividend in connection
  with beneficial conversion
  feature on preferred stock.....     --            --          --      --        3,525,763       (3,611,641)            --
 Pledge of common stock to
  management in lieu of salary...     --            --          --      --           17,500               --         17,500
 Conversion of Series B preferred
  stock to common stock..........     --            --   2,473,980      91        2,489,039               --             --
 Fair value of warrants issued
  for deferred public relations
  costs..........................     --            --          --      --          670,000               --        670,000
 Fair value of warrants issued to
  bank for services..............     --            --          --      --           18,000               --         18,000
 Net loss........................     --            --          --      --               --       (4,363,440)    (4,363,440)
                                   -----    ----------   ---------    ----      -----------     ------------    -----------
 Balance, December 31, 1997......  2,700    $2,325,000   4,540,356    $167      $12,778,258     $(11,063,190)   $ 7,268,448
                                   =====    ==========   =========    ====      ===========     ============    ===========

   The accompanying notes are an integral part of these financial statements.

                             FREDERICK BREWING CO.

                            STATEMENTS OF CASH FLOWS
                 FOR THE YEARS ENDED DECEMBER 31, 1997 AND 1996

                                                                 1997          1996
                                                              -----------   -----------
Cash flows from operating activities:
     Net loss...............................................  $(4,363,440)  $(2,625,174)
     Adjustments to reconcile net loss to net cash used for
      operating activities:
          Depreciation and amortization.....................      560,671       151,772
          Amortization of deferred public relations costs...      188,500            --
          (Gain) loss on sale or disposal of equipment......     (158,167)      640,815
          Bad debt expense..................................       37,090       109,484
          Provision for inventory write-down................           --        48,060
          Fair value of stock pledged to management in lieu
            of salary.......................................       17,500            --
          Fair value of warrants issued to bank for
            services........................................       18,000            --
          Changes in operating assets and liabilities:
               Trade receivables............................     (131,114)     (123,430)
               Inventories..................................     (143,661)      (48,108)
               Prepaid expenses and other current assets....      (21,064)      (39,779)
               Other assets.................................     (148,557)      (71,000)
               Deferred public relations costs..............     (650,000)           --
               Accounts payable.............................     (354,250)      254,642
               Accrued liabilities..........................      241,405        71,463
                                                              -----------   -----------
          Net cash used for operating activities............   (4,907,087)   (1,621,255)
                                                              -----------   -----------
Cash flows from investing activities
     Purchase of property and equipment.....................   (2,748,745)   (2,833,176)
     Purchase of intangibles................................      (52,900)     (107,093)
     Proceeds from sale of equipment........................      303,239            --
                                                              -----------   -----------
          Net cash used for investing activities............   (2,498,406)   (2,940,269)
                                                              -----------   -----------
Cash flows from financing activities
     Proceeds from issuance of Series A preferred stock.....      914,000            --
     Proceeds from issuance of Series B preferred stock.....    3,750,000            --
     Proceeds from issuance of Series C preferred stock.....    2,100,000            --
     Proceeds from issuance of Series D preferred stock.....    1,045,000            --
     Proceeds from issuance of Series E preferred stock.....    2,700,000            --
     Offering costs associated with issuance of preferred
      stock.................................................   (1,405,999)           --
     Proceeds from debt borrowings..........................    1,605,485     1,965,114
     Payments on debt obligations...........................   (1,193,036)     (498,895)
     Payments on capital leases.............................     (109,571)      (12,874)
     Proceeds from common stock issuance....................           --     4,636,924
     Costs of common stock issuance.........................           --      (769,245)
     Decrease in restricted cash............................      627,525      (640,000)
     Payment of loan origination fees.......................      (64,021)      (70,510)
                                                              -----------   -----------
          Net cash provided by financing activities.........    9,969,383     4,610,514
                                                              -----------   -----------
Net increase in cash and cash equivalents...................    2,563,890        48,990
Cash and cash equivalents, beginning of period..............       48,990            --
                                                              -----------   -----------
Cash and cash equivalents, ending of period.................  $ 2,612,880   $    48,990
                                                              ===========   ===========

   The accompanying notes are an integral part of these financial statements.

                             FREDERICK BREWING CO.

                         NOTES TO FINANCIAL STATEMENTS

1.  BUSINESS AND FINANCING

BUSINESS

     Frederick Brewing Co. ("the Company") engages in the manufacture, bottling, distribution and sale of beer primarily in the Mid-Atlantic region.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

CASH AND CASH EQUIVALENTS

     Cash and cash equivalents, stated at cost which approximates fair value, consist of amounts on hand in operating bank account and a highly liquid short-term investment account with a major bank. All cash equivalents have original maturities of three months or less. The short-term investment, of $12,475 which is presented as restricted cash, was pledged as collateral to guarantee the Company's letter of credit to ensure the Company's performance of site improvement work required by the Frederick County government.

CONCENTRATION OF CREDIT RISK

     The Company's financial instruments that are exposed to concentrations of credit risk consist primarily of its cash and cash equivalents and accounts receivable. The Company maintains cash and cash equivalents in separate accounts at a major bank. The Company has not experienced any losses on these investments.

     The Company's accounts receivable result primarily from beer sales to wholesale distributors (see Note 10). The Company periodically assesses the financial strength of its customers and provides allowances for anticipated losses when necessary.

INVENTORIES

     Inventories, consisting of raw materials, work in process, finished goods, and packaging and marketing supplies, are valued at lower of cost or market, with cost based on a moving average method.

PROPERTY AND EQUIPMENT

     Property and equipment are recorded at cost and are depreciated using straight-line and accelerated methods over the estimated useful lives of the assets as follows:

Brewing equipment...........................................    7-20 years
Automobiles and trucks......................................       5 years
Furniture and fixtures......................................     3-7 years

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

     The Company leases its production facility under a long-term capital lease. The lease is included in property and equipment at its estimated fair value. The production facility is being amortized over the twenty-year lease term. Depreciation expense includes the amortization of the production facility under the capital lease.

     The Company evaluates the recoverability of the carrying value of long-lived assets, including property and equipment and intangible assets, in accordance with the provisions of Statement of Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets to be Disposed Of". The Company considers historical performance and anticipated future results in its evaluation of potential impairment. Accordingly,

                             FREDERICK BREWING CO.

                         NOTES TO FINANCIAL STATEMENTS

when indicators of impairment are present, the Company evaluates the carrying value of these assets in relation to the operating performance of the business and future and undiscounted cash flows without interest expected to result from the use of these assets. Impairment losses are recognized when the fair value of the asset or the present value of expected future cash flows are less than the assets' carrying value. There were no impairment losses in 1997. The Company recorded a $640,815 impairment loss in 1996 (see note 5).

INTANGIBLE ASSETS

     Intangible assets consist primarily of trademarks, copyrights and loan origination costs related to existing debt obligations. Trademarks and copyrights are being amortized over a five-year period on a straight-line basis. Loan origination costs are amortized over the term of the related loan. Amortization expense was $44,947 and $17,453 for the years ended December 1997 and 1996, respectively.

DEFERRED PUBLIC RELATIONS COSTS

     Deferred public relations costs consist of $650,000 cash paid in advance and $670,000, representing the estimated fair value of 500,000 warrants issued to a third party for public and investor relations services to be rendered over a five-year service period (see Note 8). These amounts are being amortized on a straight-line basis over the five-year term of the service contract. Amortization expense was $188,500 for the year ended December 31, 1997. In addition, the Company paid $1,300,000 to this entity for public and investor relations services rendered during 1997. The related cash payments were expensed as incurred.

REVENUE RECOGNITION

     Revenue is recognized upon shipment of product to distributors. The Company has established 180 days as the acceptable inventory shelf life for its products. The Company will reimburse distributors for 50% of all out-of-date product destroyed in the first year of each new distribution agreement. Amounts reimbursed for out-of-date products have historically been minimal.

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

NET LOSS PER COMMON SHARE

     Effective December 31, 1997, the Company adopted Statement of Financial Accounting Standards No. 128, "Earnings Per Share," which requires the presentation of basic earnings per share and diluted earnings per share for all years presented. Basic earnings per share is based on the weighted average number of outstanding common shares for the period. Diluted earnings per share adjusts the weighted average for the potential dilution that could occur if stock options, warrants or other convertible securities were exercised or converted into common stock. Diluted earnings per share equals basic earnings per share for 1997 and 1996 because the effects of such items were anti-dilutive. Differences between historical quarterly earnings per share amounts, reported on a primary earnings per share basis and amounts now reported as basic earnings per share are not material.

                             FREDERICK BREWING CO.

                         NOTES TO FINANCIAL STATEMENTS

NEW ACCOUNTING STANDARDS

     The Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income," and Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information," in June 1997, which are both effective for the year ending December 31, 1998. SFAS No. 130 establishes standards for reporting comprehensive income in a full set of general purpose financial statements either in the income statement or in a separate statement. SFAS No. 131 establishes standards for reporting information about operating segments, including related disclosures about products and services, geographic areas and major customers. These standards are not expected to have a material impact on the Company's disclosures.

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

FAIR VALUE INFORMATION

     The carrying amounts of current assets and current liabilities approximate fair value because of their short term maturity. The carrying amount of the Company's debt approximates its fair value as the debt bears interest at rates approximating current market rates.

3.  ACQUISITIONS

     Subsequent to year-end, the Company acquired 100% of the outstanding common stock of Wild Goose Brewery, Inc. (Wild Goose) and the brands, formulas, copyrights, trademarks and related intangible assets of Brimstone Brewing Company, Inc. (Brimstone). The consideration for Wild Goose consisted of the issuance of approximately 1,100,000 shares of the Company's common stock with an aggregate value of $2,206,000 and the assumption of approximately $580,000 in outstanding Wild Goose notes payable. The actual number of shares to be issued in connection with the Wild Goose acquisition is subject to adjustment based on a final accounting of its 1997 operating results. The consideration for Brimstone was 80,000 shares of the Company's common stock with an aggregate value of approximately $162,000. These acquisitions will be accounted for under the purchase method of accounting.

     The purchase price for each acquisition will be allocated to the assets acquired and liabilities assumed based on their estimated fair values. Results of operations for Wild Goose and Brimstone will be included with those of the Company for periods subsequent to the date of acquisition. The excess of the purchase price over the net assets acquired will be recorded as goodwill and amortized over 10 years. The purchase price allocation will be determined during 1998. The final allocation may have a material effect on the unaudited pro forma information presented below.

     The following unaudited pro forma summary presents the consolidated results of operations as if the acquisitions had been completed at the beginning of the periods presented and does not purport to be

                             FREDERICK BREWING CO.

                         NOTES TO FINANCIAL STATEMENTS

indicative of what would have occurred had the acquisitions actually been made as of such date or of results which may occur in the future.

                                                        1997          1996
                                                     -----------   -----------
                                                            (UNAUDITED)
Net sales..........................................  $ 5,769,000   $ 4,347,000
Net loss...........................................  $(4,564,000)  $(2,869,000)
Net loss per common share..........................  $     (1.16)  $     (0.96)

4.  INVENTORIES

     Inventories at December 31, consist of the following:

                                                                1997       1996
                                                              --------   --------
Raw materials...............................................  $ 64,194   $ 35,957
Work in process.............................................    51,677     17,153
Finished goods..............................................   100,469     15,749
Packaging and marketing supplies............................   137,884    189,764
Inventory allowances........................................        --    (48,060)
                                                              --------   --------
     Total..................................................  $354,224   $210,563
                                                              ========   ========

5.  PROPERTY AND EQUIPMENT

     Property and equipment at December 31, consists of the following:

                                                                 1997         1996
                                                              ----------   ----------
Brewing equipment...........................................  $4,117,219   $  491,660
Building....................................................   3,000,000           --
Leasehold improvements......................................   1,348,254           --
Automobiles and trucks......................................     201,499      201,499
Furniture and fixtures......................................     110,806       68,821
Construction in progress....................................          --    2,830,834
                                                              ----------   ----------
     Total..................................................   8,777,778    3,592,814
Less accumulated depreciation...............................    (402,133)    (305,118)
                                                              ----------   ----------
Property and equipment, net.................................  $8,375,645   $3,287,696
                                                              ==========   ==========

     Construction in progress represented costs incurred in connection with the preparation of purchased brewing equipment for their intended use. As a result of the Company's move into its new brewery in early 1997, there was a significant amount of brewing equipment housed in the old facility which was sold in 1997. A loss of $640,815 was included in the statement of operations for the year ended December 31, 1996 associated with the write-down of the brewing equipment to its estimated fair value and the write-off of leasehold improvements in the old facility. The company sold the related brewing equipment in 1997 for cash proceeds of $303,329 resulting in a gain of $158,167.

     Included in property and equipment as of December 31, 1997 and 1996 was $3,022,497 and $101,869, respectively in assets held under capital lease. Accumulated amortization as of December 31, 1997 and 1996 related to these assets was $118,672 and $29,275, respectively.

                             FREDERICK BREWING CO.

                         NOTES TO FINANCIAL STATEMENTS

6.  DEBT OBLIGATIONS

  Long-term debt

     The long-term debt at December 31 consists of the following:

                                                                      DECEMBER 31,   DECEMBER 31,
                     DESCRIPTION                          MATURITY        1997           1996
                     -----------                        ------------  ------------   ------------
Note payable to bank, interest at LIBOR + 150 basis
  points, 108 monthly payments at $13,889, commencing
  Aug. 1997, collateralized by brewing equipment (see
  below). ............................................  July 2006      $1,366,756     $1,500,000
Note payable to bank, interest at LIBOR + 150 basis
  points, interest only payments, collateralized by
  brewing equipment (see below). .....................  July 1997              --        363,515
Note payable to United States Small Business
  Administration, interest at 7.68%, monthly principal
  and interest payments of $7,967, collateralized by
  secondary lien on all equipment. ...................  May 2017          984,002             --
Notes payable to bank, monthly payments ranging from
  $268 to $808, including interest ranging from 7.9%    May 1999 to
  to 9.1%, collateralized by vehicles. ...............  October 2000       93,676        143,920
Stockholder loans payable, monthly payments ranging
  from $425 to $655 including interest ranging from
  10% to 11%..........................................  To July 1999       37,116         61,666
                                                                       ----------     ----------
     Total..........................................................    2,481,550      2,069,101
     Less current maturities........................................     (272,814)      (437,690)
                                                                       ----------     ----------
     Total long-term debt...........................................   $2,208,736     $1,631,411
                                                                       ==========     ==========

     During 1996, the Company entered into agreements to have a new brewery built by Blue II, LLC, a limited liability company affiliated with certain directors of the Company ("Blue II"). Blue II constructed the new brewery building to the Company's specifications and is leasing the building to the Company. On July 19, 1996, in connection with the purchase of the equipment to be housed in the new brewery, the Company obtained a $1,500,000 revenue bond from the Maryland Economic Development Corporation ("MEDCO") and a $969,000 bridge loan from a bank which has been repaid. The $1,500,000 revenue bond was immediately assigned by MEDCO to a bank. In connection with the $1,500,000 revenue bond, the bank issued a note to the Company from the proceeds of the revenue bond. There are certain restrictive covenants existing on the $1,500,000 note payable to the bank. Among those covenants is a cash flow to debt service ratio for which the Company was not in compliance as of December 31, 1997. This covenant violation represents an event of default on the note and also a cross default on a $3,000,000 loan obtained by Blue II for the construction of the brewery for which the Company is a guarantor of the Blue II loan. The Company and Blue II has obtained a waiver of this covenant violation as of December 31, 1997. Subsequent to year end, for both the $1,500,000 loan and $3,000,000 Blue II loan the bank has waived compliance with the cash flow to debt service covenant for the calendar quarters ending March 31, 1998, June 30, 1998 and September 30, 1998. The bank has also modified this covenant for the calendar quarter ending December 31, 1998 and for each quarter thereafter whereby the Company must maintain a cash flow to debt service ratio of 1.0 to 1. In addition, the bank modified the current ratio covenant whereby the Company must maintain a ratio of current assets to current liabilities of 1.0 to 1 as of calendar quarter March 31, 1998 and each calendar quarter thereafter. The Company anticipates it will be able to comply with these modified covenants. In exchange for these covenant modifications, the maturity date on the loans was revised to April 1, 1999, the interest rate increased to the prime rate plus 1.25% for the Company's loan and the prime rate plus 1.5% for the Blue II loan, was required to pay a loan modification fee of $25,000 payable in two installments of $10,000 and $15,000 on June 30, 1998 and September 30, 1998, respectively, be responsible for all fees and

                             FREDERICK BREWING CO.

                         NOTES TO FINANCIAL STATEMENTS

expenses incurred by the bank in connection with preparation of the modification and use its best efforts to obtain replacement financing.

     In February 1997, the bank declared that a material adverse change, primarily caused by a $340,000 overrun in equipment purchases as compared to the original budget, had occurred in the Company's business and declared the Company's notes payable in default. The bank agreed, under a forbearance agreement, dated February 27, 1997, to waive its rights under the events of default and to fund the Company with additional advances of $250,000 under the bridge loan. In connection with this forbearance agreement, the Company committed to the issuance of certain shares of Series A Preferred Stock (See
Note 7), to maintain specified levels of accounts receivable at specified measurement dates, and to pay to the bank the proceeds obtained from the sale of the equipment at the old brewery. Further, in connection with the forbearance agreement, the bridge loan was personally guaranteed by both the Chief Executive Officer and the President of the Company. Additionally, the Company issued warrants to the bank to purchase 5,750 shares of the Company's common stock for no consideration as a fee for the forbearance agreement. The fair value of these warrants on the date of grant was estimated to be $18,000 based on the Black-Scholes valuation model with the following weighted-average assumptions: dividend yield of 0%, expected volatility of 58%, risk free interest rate of 6.93% and expected term of 10 years. This amount has been reflected in the Statement of Operations and has been recorded as an increase to additional paid in capital.

     On April 24, 1997, the Company obtained a $1,000,000 term loan with the United States Small Business Administration (SBA). The proceeds from this loan were used to repay the outstanding principal balance of the bridge loan. Each of the existing loans contain restrictive covenants, including certain financial ratios relating to the Company's liquidity and financial position at certain dates set forth in the agreements and restrictions on the occurrence of adverse changes deemed material by the bank with respect to the business, assets, operations or financial condition of the Company. The note payable to the SBA has been personally guaranteed by both the Chief Executive Officer and the President of the Company.

     Principal repayments required on all notes payable are due as follows:

1998........................................................  $  272,814
1999........................................................     239,940
2000........................................................     197,250
2001........................................................     196,456
2002........................................................     198,140
Thereafter..................................................   1,376,950
                                                              ----------
     Total..................................................  $2,481,550
                                                              ==========

     During 1996 and in connection with the $3 million revenue bond obtained by Blue II, the bank claimed that this loan was in default. Blue II obtained a similar forbearance agreement which ensured the continued funding for the construction. In connection with the Blue II forbearance agreement, the Company sold certain shares of its Series A Preferred Stock (See Note 7) to the general contractor of the brewery in an amount equal to the final net funding deficiency. The proceeds from such sale were used to satisfy the funding deficiency.

  Capital leases

     The Company has entered into leases for the land and building housing the brewery as well as certain computer equipment which qualify as capital leases. The Company has the option to purchase the building housing the brewery at any time after March 1, 2023 at a price of $3,000,000.

                             FREDERICK BREWING CO.

                         NOTES TO FINANCIAL STATEMENTS

     Future minimum payments under all capital leases are as follows as of December 31, 1997:

1998........................................................  $   464,234
1999........................................................      444,702
2000........................................................      428,803
2001........................................................      412,174
2002........................................................      369,049
Thereafter..................................................    4,033,177
                                                              -----------
Total minimum lease payments................................    6,152,139
Less amount representing interest...........................   (3,182,627)
                                                              -----------
Present value of future minimum lease payments..............    2,969,512
Less current maturities.....................................      (88,976)
                                                              -----------
Long-term capital lease obligations.........................  $ 2,880,536
                                                              ===========

7.  STOCKHOLDERS' EQUITY

PREFERRED STOCK

     The Company's Articles of Incorporation authorize the issuance of 1,000,000 shares of preferred stock, $.01 par value, of which 1,828 shares of non-voting Cumulative, Convertible Series A Preferred Stock (Series A), 2,100 shares of Convertible Series C Preferred Stock (Series C), 1,045 shares of Convertible Series D Preferred Stock (Series D) and 2,700 shares of Convertible Series E Preferred Stock (Series E) were issued during 1997 and are outstanding as of December 31, 1997. The Company also issued 3,750 shares of Convertible Series B Preferred Stock (Series B), which were all converted to Common Stock during 1997.

     The Series A shares are convertible at any time after one year from the date of issuance, based on a conversion price of $3.67 per share, which was a discount at the date of issuance. The Series B, Series C and Series D shares are convertible immediately upon issuance at 70% of the average market price of the common stock for the five trading days immediately prior to the conversion date. The Series E shares are convertible immediately upon issuance at 75% of the average market price of the common stock for the five trading days immediately prior to the conversion date. The Company has recorded a deemed dividend of $3,611,641 to reflect the beneficial conversion feature related to each of the preferred stock issuance. The discount amount is recognized over the period from the date of issuance to the earliest point the shares are convertible. The beneficial conversion feature of $114,505 related to the Series A shares is being recognized as a deemed dividend over the one year period from the date of issuance of March 31, 1997, and the deemed dividends related to the Series B, Series C, Series D and Series E shares was recognized immediately upon issuance.

     The holders of Series A shares are senior to the Common Stock with respect to dividend rights and are entitled to a liquidation preference of $500 per share. The annual dividend rate for the Series A Shares is $40 per share per annum, with cumulative dividends in arrears of $73,120, and the annual dividend rate for the Series C, Series D and Series E shares is $80 per share, when and if declared by the Company's Board of Directors. Full dividends must be paid or set aside on the Series A, Series C, Series D and Series E shares before dividends may be paid or set aside on the common stock. All dividend payments will be subordinated to the Company's debt obligations, and will be subject to the prior approval of the Company's bank. No dividends were declared during 1997. The holders of Series B, Series C, Series D and Series E shares have a liquidation preference of $1,000 per share over the Common Stock and the Series A shares. The Company does not expect to declare or pay such dividends in the foreseeable future.

     In connection with the issuance of the Series A shares, the Company issued 69,306 warrants with exercise prices ranging from $3.66 per share to $5 per share as consideration to the entities responsible for attracting

                             FREDERICK BREWING CO.

                         NOTES TO FINANCIAL STATEMENTS

the investors in the Series A shares. The Company determined the aggregate value of these warrants on the date of grant to approximate $150,000, based on the Black-Scholes valuation model, with the following weighted average assumptions: dividend yield of 0%, expected volatility of 58%, risk free interest rate of 6.38% and expected term of 3 years. This value was recorded as a direct issuance cost of the Series A offering and deducted from the proceeds. In connection with the issuance of the Series B shares, the Company issued 200,000 warrants with exercise prices ranging from $4.38 per share to $4.88 per share to the entity responsible for attracting the investors. The Company determined the aggregate value of these warrants on the date of grant to be approximately $460,000, based on the Black-Scholes valuation model, with the following weighted average assumptions: dividend yield of 0%, expected volatility of 58%, risk free interest rate of 6.36% and expected term of 5 years. This value was recorded as a cost of the Series B offering and deducted from the proceeds.

     In connection with the issuance of Series B, Series C and Series D shares, the Company also issued 56,250, 37,500 and 12,750 shares of common stock, respectively, to the entity responsible for attracting the investors. In connection with the issuance of Series E shares, the Company pledged 45,000 shares of common stock to the entity responsible for attracting the investors. The shares were issued subsequent to December 31, 1997. Based on the market value of the common stock on the date of issuance, the Company has reflected an aggregate of $422,531 as a cost of the related preferred stock issuance.

     During 1997, the Company pledged an aggregate of 10,000 shares of common stock to certain members of management in lieu of their salary for past services. The value of the common stock on the date pledged of $17,500 was recorded as compensation expense and additional paid in capital.

     Subsequent to December 31, 1997, certain holders of Series C preferred shares converted their shares into 402,663 shares of common stock.

8.  STOCK-BASED COMPENSATION

STOCK OPTIONS

     The Company has chosen to continue to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related Interpretations for issuance of stock options to employees. Accordingly, compensation cost for stock options is measured as the excess, if any, of the quoted market price at the date of the grant over the amount an employee must pay to acquire the stock.

     Effective November 20, 1995, the Company adopted the 1995 Stock Option Plan ("the Plan") in order to attract and retain qualified personnel in key positions as well as to compensate members of the Board of Directors. The Company has reserved approximately 152,000 shares of common stock for issuance under the Plan. The exercise price of all options under the Plan must be equal to at least the fair value of the related common stock on the date of grant. Vesting provisions for the options are to be determined by the Board of Directors. All options are exercisable for ten years after the vesting date.

                             FREDERICK BREWING CO.

                         NOTES TO FINANCIAL STATEMENTS

     A summary of the status of the Company's stock options is presented.

                                                          YEAR ENDED                    YEAR ENDED
                                                       DECEMBER 31, 1997             DECEMBER 31, 1996
                                                       WEIGHTED-AVERAGE              WEIGHTED-AVERAGE
                                              SHARES    EXERCISE PRICE     SHARES     EXERCISE PRICE
                                              ------   -----------------   -------   -----------------
Options outstanding at beginning of
  period....................................  39,987          1.60          85,489          0.18
Options exercised...........................      --            --         (55,278)        (0.18)
Options canceled............................    (355)        (5.79)         (3,334)        (5.00)
Options granted.............................  10,000          1.90          13,110          5.79
                                              ------                       -------
Options outstanding at end of period........  49,632          1.63          39,987          1.60
                                              ======                       =======
Options exercisable at end of period........  49,632          1.63          39,987          1.60
                                              ======                       =======

     The weighted average fair value of options granted during the years ended December 31, 1997 and 1996 was $1.32 per share and $2.38 per share respectively.

     As of December 31, 1997, the weighted average remaining contractual life of the options, which have exercise prices ranging from $0.18 to $6.00, is approximately 8 years.

     As of December 31, 1997 and 1996, the pro forma tax effects under SFAS 109 would not have a material impact to either the deferred tax asset or the valuation allowance.

     Had compensation expense been determined based on fair value at the grant dates for option awards consistent with the method of SFAS 123, the Company's net loss attributable to common shareholders and net loss per common share would have been increased to the pro forma amounts indicated below:

                                                                1997          1996
                                                             -----------   -----------
Net loss attributable to common shareholders
     As reported...........................................  $(7,957,081)  $(2,625,174)
     Pro forma.............................................   (7,961,471)   (2,703,915)
Net loss per common share (basic and diluted)
     As reported...........................................  $     (2.91)  $     (1.45)
     Pro forma.............................................        (2.91)        (1.50)

     The fair value of each option is estimated on the date of grant using a Black-Scholes option-pricing model with the following weighted-average assumptions used for grants during the year ended December 31, 1997 and 1996.

                                                               1997      1996
                                                              -------   -------
Annual dividend yield.......................................       0%        0%
Estimated volatility........................................      58%       33%
Risk free interest rate.....................................     6.8%      6.3%
Expected term...............................................  8 years   8 years

     Subsequent to December 31, 1997, the Board of Directors authorized the modification of the terms of all stock options previously issued to non-executive employees of the Company by changing the exercise price to $0.875 per share, representing the market value of the underlying common stock on March 28, 1998. There was no compensation charge associated with this modification, since the revised exercise price is equal to the market value of the underlying common stock on the date of re-measurement.

                             FREDERICK BREWING CO.

                         NOTES TO FINANCIAL STATEMENTS

WARRANTS

     In April 1997, the Company entered into an agreement with a third party for public and investor relations services to be rendered over a five-year period. In consideration for these services, the Company paid $650,000 in cash and issued the public relations firm 500,000 warrants to purchase common stock of the Company. These warrants have various exercise prices and terms of exercisability, and expire at varying dates through March 13, 2002. The Company determined the estimated aggregate fair value of these warrants on the date of grant to be approximately $670,000, based on the Black-Scholes valuation model with the following weighted average assumptions: dividend yield of 0%, expected volatility of 58%, risk free interest rate of approximately 6.15% and expected term of approximately 3 years. The Company recorded the total consideration of $1,320,000 as deferred public relation costs. The component of the total consideration related to the estimated value of the warrants was recorded as an increase to additional paid in capital at the value on the date on which a performance commitment existed. The total consideration is being amortized over the five-year term of the agreement.

     In connection with the initial public offering in 1996, the underwriter was granted a warrant to purchase up to 38,558 shares of common stock at an exercise price of $ 7.20 per share. In addition, during 1996, the Company entered into an agreement with a financial consulting firm, and granted this firm warrants to purchase $120,000 worth of the Company's common stock at an exercise price equal to 125% of the average closing price of the shares for the twenty days prior to the execution of the agreement between the Company and the consulting firm. The Company recorded an expense of $10,000 and a corresponding increase to paid-in-capital related to this grant based on the estimated fair value of the warrants on their date of grant, determined using the Black-Scholes valuation model.

9.  COMMITMENTS AND CONTINGENCIES

LEASES

     In February 1997, the Company moved into its new facility which it is leasing under a twenty-year capital lease expiring March 2017. The monthly capital lease payments, which began in March 1997, is equal to $20,857. The Company also leases certain of its equipment under an operating lease with net aggregate future lease payment as follows (see note 6).

1998........................................................  $137,653
1999........................................................   137,653
2000........................................................    45,884
                                                              --------
Total minimum rental payments...............................  $321,190
                                                              ========

     Rent expense for the year-ended December 31, 1997 and 1996 was approximately $92,000 and $53,000, respectively.

CONTINGENCIES

     In the normal course of business, the Company is involved in various claims and litigation. Management is of the opinion that any liability or loss resulting from such claims or litigation will not have a material adverse effect on the Company's financial condition, results of operations or cash flows.

EMPLOYMENT AGREEMENTS

     In December 1995, the Company entered into employment agreements with four key members of management. Under the terms of the agreements, aggregate base salaries for 1998 of all the individuals are

                             FREDERICK BREWING CO.

                         NOTES TO FINANCIAL STATEMENTS

$375,000. The employment agreements also include a provision for annual cash bonuses not to exceed 25% of base salaries. In 1997 and 1996, no such bonuses were paid or accrued based on a management decision.

10.  WHOLESALE DISTRIBUTORS

     The Company distributes its products only through independent wholesale distributors for resale to retailers such as liquor and wine and beer stores, restaurants, taverns, pubs, bars, and sporting arenas. Accordingly, the Company is dependent upon these wholesale distributors to sell the Company's beers and to assist the Company in creating demand for, and promoting market acceptance of the Company's products and providing adequate service to all retail customers. If a significant wholesale distributor were to discontinue selling, or decrease the level of orders for, the Company's products, the Company's business would be adversely affected in areas serviced by such wholesale distributors until the Company retained replacements.

     Sales to wholesale distributors representing greater than 10% of total sales were as follows for the years ended December 31:

                                                          1997         1996
                                                       ----------   ----------
Distributor A........................................  $1,236,400   $  961,000
Distributor B........................................          --       40,000
Distributor C........................................     271,600      241,000
                                                       ----------   ----------
                                                       $1,508,000   $1,242,000
                                                       ==========   ==========

11.  INCOME TAXES

     The tax effects of the primary temporary differences giving rise to the Company's deferred tax asset (liability) at December 31, 1997 and 1996 are summarized as follows:

                                                                 1997          1996
                                                              -----------   ----------
Net operating loss carry forward............................  $ 2,710,000   $1,028,000
Other.......................................................       21,000        8,000
Depreciation................................................     (130,000)    (100,000)
                                                              -----------   ----------
     Subtotal...............................................    2,601,000      936,000
Valuation allowance.........................................   (2,601,000)    (936,000)
                                                              -----------   ----------
     Net deferred taxes.....................................  $        --   $       --
                                                              ===========   ==========

     Realization of the net deferred tax asset at the balance sheet date is dependent on future earnings which are uncertain. Accordingly, a full valuation allowance was recorded against the asset. During the year ended December 31, 1997 the valuation allowance was increased primarily related to the increase in the net operating loss carryforwards.

     As of December 31, 1997, the Company had net operating loss carry forwards of approximately $6,800,000 expiring between 2009 and 2012 available to offset future taxable income for federal income tax purposes, subject to Section 382 limitations.

                             FREDERICK BREWING CO.

                         NOTES TO FINANCIAL STATEMENTS

12.  SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

                                                                 1997        1996
                                                              ----------   --------
Cash paid for interest......................................  $  140,030   $53,088
Supplemental disclosure of non cash investing
  and financing activities:
Capital lease obligations...................................  $3,000,000   $ 5,076
Fair value of warrants issued to non-employees for
  services..................................................  $  670,000   $10,000
Fair value of stock pledge to management in lieu of
  salary....................................................  $   17,500   $    --
Fair value of warrants issued to bank for services..........  $   18,000   $    --
Fair value of warrants issued in connection with preferred
  stock issuance............................................  $  610,000   $    --
Common stock issued in connection with preferred stock
  issuance..................................................  $  422,531   $    --
Deemed dividend in connection with beneficial conversion
  feature on preferred stock................................  $3,611,641   $    --
Beneficial conversion feature in connection with Series A
  preferred stock...........................................  $  114,505   $    --

                             FREDERICK BREWING CO.

                         NOTES TO FINANCIAL STATEMENTS

                                   SIGNATURES

In accordance with the requirements of the Securities and Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          FREDERICK BREWING CO.

Date March, 1997                         /s/ Kevin E. Brannon
     -------------------------------      -------------------------------------
                                          Kevin E. Brannon
                                          Chairman of the Board and
                                          Chief Executive Officer



Date March 1997                          /s/ Leslie P. Harper
     -------------------------------      -------------------------------------
                                          Leslie P. Harper
                                          Chief Financial Officer



In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Kevin E. Brannon                                    Date: March 27, 1997
----------------------------------------
Kevin E. Brannon
Chairman

/s/ Marjorie A. McGinnis                                Date: March 27, 1997
----------------------------------------
Marjorie A. McGinnis

/s/ Nicholas P. Foris, M.D.                             Date: March 27, 1997
----------------------------------------
Nicholas P. Foris, M.D.

/s/ Carl R. Hildebrand                                  Date: March 27, 1997
----------------------------------------
Carl R. Hildebrand

/s/ Jerome M. Pool                                      Date: March 27, 1997
----------------------------------------
Jerome M. Pool

/s/ Peter C. Spellar                                    Date: March 27, 1997
----------------------------------------
Peter C. Spellar

/s/ Maribeth Visco                                      Date: March 27, 1997
----------------------------------------
Maribeth Visco