Form 10KSB/A
period 1997-12-31
FREDERICK BREWING CO
filed 1998-04-24
CIK 926978

================================================================================

                                 UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                 FORM 10-KSB/A


                               (AMENDMENT NO. 1)


[X]           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                      FOR THE YEAR ENDED DECEMBER 31, 1997

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
                 (TITLE OF EACH CLASS)                                (NUMBER OF SHARES OUTSTANDING
                                                                         AS OF DECEMBER 31, 1997)

Transitional Small Business Disclosure Format (Check one):

Yes [ ]     No [X]


Explanation Note: This amended filing is being submitted due to modifications to the Selected Financial Data table of Item 6, the table indicating the Security Ownership of Certain Beneficial Owners and Management of Item 11, the Balance Sheets, the Statements of Changes in Stockholders' Equity and the Statements of Cash Flows of the Financial Statements of Frederick Brewing Co. and Note 8 thereto, the Signature page and Exhibit 23.

================================================================================

                             FREDERICK BREWING CO.
                         ------------------------------

                             INDEX TO FORM 10-KSB/A

                         ------------------------------


                                PART II.
Item 6.     Management's Discussion and Analysis of Financial Condition
            and Results of Operations...................................    1
Item 7.     Financial Statements........................................    6

                               PART III.
Item 11.    Security Ownership of Certain Beneficial Owners and
            Management..................................................    7
Item 13.    Exhibits, List and Reports on Form 8-K......................    7

                               SIGNATURES

                                    PART II.


                                    * * * *


ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


     The following selected financial data and Management's Discussion and Analysis of Financial Conditions and Results of Operations should be read in conjunction with the Company's 1997 financial statements and the notes thereto, included elsewhere in this Form 10-KSB/A. (See Item 7).


                            SELECTED FINANCIAL DATA

                                                       FOR THE YEAR ENDED DECEMBER 31,
                                           -------------------------------------------------------
                                             1997        1996        1995        1994       1993
                                           ---------   ---------   ---------   ---------   -------
                                               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
Sales....................................  $   3,287   $   1,872   $   1,832   $   1,186   $   106
Less excise taxes, returns, allowances...        209         152          87          59         4
                                           ---------   ---------   ---------   ---------   -------
     Net sales...........................      3,078       1,720       1,745       1,127       102
Cost of sales............................      2,838       1,743       1,253         847        89
                                           ---------   ---------   ---------   ---------   -------
Gross Profit.............................        240         (23)        492         280        13
Selling, general, and administrative
  expenses...............................      4,622       1,990         831         485       259
Loss on assets to be disposed............          0         641           0           0         0
                                           ---------   ---------   ---------   ---------   -------
Loss from operations.....................     (4,382)     (2,654)       (339)       (205)     (246)
Interest (income) expense, net...........        140         (29)         79          52        11
Other (income) expense...................       (159)         --         (42)         (5)        1
                                           ---------   ---------   ---------   ---------   -------
Loss before income taxes.................     (4,363)     (2,625)       (376)       (252)     (258)
(Benefit) provision for income taxes.....         --          --         (17)         17        --
                                           ---------   ---------   ---------   ---------   -------
Basic net loss...........................     (4,363)     (2,625)       (359)       (269)     (258)
Preferred stock deemed dividend
  requirements...........................     (3,612)         --          --          --        --
                                           ---------   ---------   ---------   ---------   -------
Net loss attributable to common
  shareholders...........................  $  (7,975)  $  (2,625)  $    (359)  $    (269)  $  (258)
                                           =========   =========   =========   =========   =======
Net loss per common share................      (1.59)      (1.45)      (0.30)      (0.24)    (0.29)
                                               =====       =====       =====       =====     =====
Weighted average common shares...........  2,741,583   1,804,503   1,204,719   1,122,437   886,908
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

     As of March 24, 1998, the Company had approximately 9,000,000 shares of Common Stock outstanding or reserved for later issuance, an increase of 7,045,124 over the 1,954,876 shares outstanding as of December 31, 1996. The Company has issued virtually all of the 9,000,000 shares of Common Stock it is currently authorized to issue. The increase in shares of Common Stock outstanding or reserved is the result of 2754 shares issued upon the conversion of Series A Preferred Stock, 2,474,286 shares issued upon the conversion of Series B Preferred Stock and 2,671,089 shares issued upon the conversion of Series C and D Preferred Stock, and 1,180,000 shares reserved for issuance to the former shareholders of Wild Goose Brewery Inc. and Brimstone Brewing Company, Inc. in consideration of the acquisition of their equity securities and brands, respectively. In addition, there are approximately 829 shares of Series C and 218 shares of Series D

Convertible Preferred Stock outstanding. The holders of 657 shares have given notice of their intent to convert these preferred shares into approximately 1,138,412 common shares as soon as the Company is legally authorized to issue more common shares. Also outstanding are 1828 shares of Series A Convertible Preferred Stock which are immediately convertible into 245,461 shares of common stock and 3000 shares of Series E Convertible Preferred Stock ("Series E"). The Series E shares are convertible into Common Stock at a 25% discount to the average closing bid price as of the date of conversion. The Series E shares can be redeemed by the Company at a 33% premium to purchase price and management is seeking the financing necessary to carry out the redemptions but no assurance can be given that the redemptions will be carried out. If not redeemed, the Series E shares will likely be converted in the near term, causing substantial additional dilution of current shareholder interests.

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

EXCISE TAXES

     Federal and state excise taxes were $169,236 and $100,697 during 1997 and 1996, respectively, representing 5.5% and 5.9% of net sales, respectively. The decrease in excise taxes in 1997, as a percentage of net sales, is due primarily to the increase in the Company's gross revenue per barrel. The Federal government and all state governments impose excise taxes on all beer sold. These taxes are levied on volume, regardless of the price or revenue generated from those sales. Each state in which the Company distributes its product has different excise tax rates and regulations. Some states require the distributor to pay such taxes instead of the producer. In states where the producer pays the excise tax, the Company attempts to mark up the sales prices to its distributors to at least partially cover the tax, while maintaining competitive pricing at the retail level.

RETURNS AND ALLOWANCES

     Returns and allowances of $39,859 and $50,463 for 1997 and 1996 represents 1.3% and 2.7% of net sales respectively. This year to year decrease reflects the sales during 1996 of distressed products.

COST OF GOODS SOLD

     Cost of goods sold for 1997 and 1996 was $2,837,229 and $1,743,896 respectively, an increase of $1,093,332 or 62.6%. As a percentage of gross sales, the cost of goods sold declined from 93.2% to 86.3%. The Company's cost of goods sold in 1997 included the following increases in production overhead expenses over 1996: (1) an increase in depreciation of $251,764, reflecting that the new brewery was put into service in March of 1997; (2) an increase in production management, quality assurance, transportation and plant maintenance compensation expenses of $90,645, reflecting the additional personnel, effort and expertise necessary to operate and maintain the much larger and more complex new brewery and an increase in utilities expense of $212,714, reflecting the additional cost of heating, cooling and lighting of the larger facility.

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

INTEREST (INCOME) EXPENSE, NET

     Interest (income) expense, net during 1997 was $140,030 compared to $(29,427) in 1996. The Company had net interest income in 1996 because it paid off nearly all of its prior debt with the proceeds of its initial public offering in March of 1996 and had interest income from the short-term investment of some of the balance of those proceeds. The net interest expense primarily reflects interest paid on increasing long term collaterated loan balances from January through June of 1997 as the long term collaterated loan proceeds were disbursed on a schedule tied to the completion of the new brewery building and equipment installation and commissioning.

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

     In connection with the acquisition and merger with Wild Goose Brewery, Inc. the Company agreed to pay off Wild Goose's secured debt and revolving credit line in full and to assume all of its payment obligations under its trade accounts payable. Management currently estimates that approximately $1,100,000 in cash will be required to discharge these payment obligations during the first and second quarters of 1998. The cash outlay will be partially off-set as the Company collects Wild Goose's trade accounts receivable, which management estimates will result in cash collections of approximately $246,000 during the first two quarters of

1998 and by the net proceeds of the scheduled auction sale of most of Wild Goose's brewing and packaging equipment, which management believes will result in approximately $225,000 in cash collections during the second quarter of 1998.

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

                                   PART III.


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


                                                              SHARES BENEFICIALLY OWNED
                                                               AS OF MARCH 27, 1998(1)
                 DIRECTORS, NAMED EXECUTIVE                   --------------------------
                OFFICERS AND 5% STOCKHOLDERS                    NUMBER         PERCENT
                ----------------------------                    ------         -------
Kevin E. Brannon(2).........................................   147,131            1.99
Marjorie A. McGinnis(2).....................................   147,131            1.99
Nicholas P. Foris, M.D.(3)..................................   118,194            1.59
Carl R. Hildebrand(4).......................................     5,000             .07
Jerome M. Pool(5)...........................................    24,344             .33
Maribeth Visco(6)...........................................    28,680             .39
James W. Lutz(7)............................................    99,450            1.34
Steven T. Nordahl(8)(10)....................................    56,073             .75
Leslie P. Harper(9)(10).....................................     3,334             .04
Patrick N. Helsel(10).......................................       522             .01
Cameron E. Barry............................................         0               0
All directors and executive(10) officers as a group (11
  persons)..................................................   629,859            8.50


---------------
 (1) Based upon information furnished by respective individuals. The information is not necessarily indicative of beneficial ownership for any other purpose. Under regulations promulgated pursuant to the Exchange Act, shares are deemed to be beneficially owned by a person if he or she directly or indirectly has or shares; (i) voting power, which includes the power to vote or to direct voting of the shares, or (ii) investment power, which includes the power to dispose or to direct the disposition of the shares.

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


 (7) Reflects shares reserved for issuance upon completion of the reconciliation of the shares of Common Stock to be distributed to the former shareholders of Wild Goose Brewery, Inc.



 (8) Includes immediately exercisable options to purchase 16,779 shares of Common Stock.



 (9) Includes immediately exercisable options to purchase 3,334 shares of Common Stock.



(10) Under the Exchange Act, a person is deemed to have beneficial ownership of any shares of Common Stock which may be acquired within 60 days of March 27, 1998 pursuant to the exercise of outstanding stock options. Shares of Common Stock which are subject to stock options are deemed to be outstanding for the purpose of computing the percentage of outstanding Common Stock owned by such person or group but not deemed outstanding for the purpose of computing the percentage of Common Stock owed by any other person or group. The amounts set forth in the table include 16,779 shares which may be received upon the exercise of stock options by Mr. Nordahl, 522 shares which may be received upon the exercise of options by Mr. Helsel, 3,334 shares which may be received upon exercise of options by Mr. Harper and 25,000 shares which may be received upon the exercise of stock options by the non-employee directors. For all the directors and executive officers as a group, the number of shares includes 45,665 shares of Common Stock subject to outstanding stock options.

ITEM 13.  EXHIBITS, LIST AND REPORTS ON FORM 8-K



     (3)(a) The following exhibits are filed as part of the Form 10-KSB/A, and this list includes the Exhibit Index.



NO.                           DESCRIPTION
---                           -----------
23    Consent of Independent Accountants

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

                                          Coopers & Lybrand L.L.P.

McLean, Virginia
March 30, 1998

                             FREDERICK BREWING CO.

                                 BALANCE SHEETS

                           DECEMBER 31, 1997 AND 1996


                                                                  1997          1996
                                                              ------------   -----------
                           ASSETS
Current assets:
     Cash and cash equivalents..............................  $  2,612,880   $    48,990
     Cash -- restricted.....................................        12,475       640,000
     Trade receivables, net of allowance for doubtful
      accounts of $35,544 and $25,000, respectively.........       333,437       239,413
     Inventories, net.......................................       354,224       210,563
     Prepaid expenses and other current assets..............       103,476        82,412
                                                              ------------   -----------
          Total current assets..............................     3,416,492     1,221,378
Property and equipment, net.................................     8,375,645     3,287,696
Intangibles, net............................................       258,225       186,251
Deferred public relations costs, net........................     1,131,500            --
Other assets................................................       219,557        71,000
                                                              ------------   -----------
          Total assets......................................  $ 13,401,419   $ 4,766,325
                                                              ============   ===========
            LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Current maturities of long-term debt...................  $    272,814   $   437,690
     Capital lease obligations, current portion.............        88,976        27,506
     Accounts payable.......................................       274,966       629,216
     Accrued liabilities....................................       406,943       165,538
                                                              ------------   -----------
          Total current liabilities.........................     1,043,699     1,259,950
Long-term debt..............................................     2,208,736     1,631,411
Capital lease obligations...................................     2,880,536        51,577
                                                              ------------   -----------
          Total liabilities.................................     6,132,971     2,942,938
                                                              ------------   -----------
Stockholders' equity:
     Preferred stock -- $.01 par value, 1,000,000 shares
      authorized:
       Cumulative, convertible Series A, 1,828 shares issued
        and outstanding, liquidation preference of
        $914,000............................................       655,213            --
       Convertible Series B, 0 shares issued and
        outstanding.........................................            --            --
       Convertible Series C, 2,100 shares issued and
        outstanding, liquidation preference of $2,100,000...     1,762,500            --
       Convertible Series D, 1,045 shares issued and
        outstanding, liquidation preference of $1,045,000...       810,000            --
       Convertible Series E, 2,700 shares issued and
        outstanding, liquidation preference of $2,700,000...     2,325,000            --
          Common stock -- $0.00004 par value, 9,000,000
             shares authorized, 4,540,356 and 1,954,876
             shares issued and outstanding..................           167            72
     Additional paid-in capital.............................    12,778,758     4,911,424
     Accumulated deficit....................................   (11,063,190)   (3,088,109)
                                                              ------------   -----------
          Total stockholders' equity........................     7,268,448     1,823,387
                                                              ------------   -----------
          Total liabilities and stockholders' equity........  $ 13,401,419   $ 4,766,325
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

                             FREDERICK BREWING CO.

                 STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                 FOR THE YEARS ENDED DECEMBER 31, 1997 AND 1996

                                      CUMULATIVE,
                                      CONVERTIBLE           CONVERTIBLE            CONVERTIBLE           CONVERTIBLE
                                   SERIES A PREFERRED    SERIES B PREFERRED    SERIES C PREFERRED    SERIES D PREFERRED
                                         STOCK                 STOCK                  STOCK                 STOCK
                                   ------------------   --------------------   -------------------   -------------------
                                   SHARES    AMOUNT     SHARES     AMOUNT      SHARES     AMOUNT     SHARES     AMOUNT
                                   ------   ---------   ------   -----------   ------   ----------   -------   ---------
 Balance, December 31, 1995......     --    $      --       --   $        --      --    $       --       --    $     --
 Issuance of common stock for
  cash, net of issuance costs....     --           --       --            --      --            --       --          --
 Exercise of options.............  .....           --       --            --      --            --       --          --
 Fair value of warrants issued to
  non-employees for services.....     --           --       --            --      --            --       --          --
 Net loss........................     --           --       --            --      --            --       --          --
                                   -----    ---------   ------   -----------   -----    ----------    -----    --------
 Balance, December 31, 1996......     --           --       --            --      --            --       --          --
 Issuance of preferred stock for
  cash, net of issuance costs....  1,828      833,840    3,750     3,181,161   2,100     1,837,500    1,045     835,500
 Fair value of warrants issued in
  connection with issuance of
  preferred stock................     --     (150,000)      --      (460,000)     --            --       --          --
 Fair value of common stock in
  connection with issuance of
  preferred stock................     --           --       --      (232,031)     --       (75,000)      --     (25,500)
 Beneficial conversion feature in
  connection with Series A
  preferred stock................     --     (114,505)      --            --      --            --       --          --
 Deemed dividend in connection
  with beneficial conversion
  feature on preferred stock.....     --       85,878       --            --      --            --       --          --
 Pledge of common stock to
  management in lieu of salary...     --           --       --            --      --            --       --          --
 Conversion of Series B preferred
  stock to common stock..........     --           --   (3,750)   (2,489,130)     --            --       --          --
 Fair value of warrants issued
  for deferred public relations
  costs..........................     --           --       --            --      --            --       --          --
 Fair value of warrants issued to
  bank for services..............     --           --       --            --      --            --       --          --
 Net loss........................     --           --       --            --      --            --       --          --
                                   -----    ---------   ------   -----------   -----    ----------    -----    --------
 Balance, December 31, 1997......  1,828    $ 655,213       --   $        --   2,100    $1,762,500    1,045    $810,000
                                   =====    =========   ======   ===========   =====    ==========    =====    ========


                                       CONVERTIBLE
                                   SERIES E PREFERRED
                                          STOCK             COMMON STOCK                                           TOTAL
                                   -------------------   ------------------     ADDITIONAL      ACCUMULATED    STOCKHOLDERS'
                                   SHARES     AMOUNT      SHARES     AMOUNT   PAID-IN CAPITAL     DEFICIT         EQUITY
                                   ------   ----------   ---------   ------   ---------------   ------------   -------------
 Balance, December 31, 1995......     --    $       --   1,128,444    $ 42      $ 1,043,775     $   (462,935)   $   580,882
 Issuance of common stock for
  cash, net of issuance costs....     --            --     771,154      28        3,847,701               --      3,847,729
 Exercise of options.............     --            --      55,278       2            9,948               --          9,950
 Fair value of warrants issued to
  non-employees for services.....     --            --          --      --           10,000               --         10,000
 Net loss........................     --            --          --      --               --       (2,625,174)    (2,625,174)
                                   -----    ----------   ---------    ----      -----------     ------------    -----------
 Balance, December 31, 1996......     --            --   1,954,876      72        4,911,424       (3,088,109)     1,823,387
 Issuance of preferred stock for
  cash, net of issuance costs....  2,700     2,415,000          --      --               --               --      9,103,001
 Fair value of warrants issued in
  connection with issuance of
  preferred stock................     --            --          --      --          610,000               --             --
 Fair value of common stock in
  connection with issuance of
  preferred stock................     --       (90,000)    106,500       4          422,527               --             --
 Beneficial conversion feature in
  connection with Series A
  preferred stock................     --            --          --      --          114,505               --             --
 Deemed dividend in connection
  with beneficial conversion
  feature on preferred stock.....     --            --          --      --        3,525,763       (3,611,641)            --
 Pledge of common stock to
  management in lieu of salary...     --            --          --      --           17,500               --         17,500
 Conversion of Series B preferred
  stock to common stock..........     --            --   2,478,980      91        2,489,039               --             --
 Fair value of warrants issued
  for deferred public relations
  costs..........................     --            --          --      --          670,000               --        670,000
 Fair value of warrants issued to
  bank for services..............     --            --          --      --           18,000               --         18,000
 Net loss........................     --            --          --      --               --       (4,363,440)    (4,363,440)
                                   -----    ----------   ---------    ----      -----------     ------------    -----------
 Balance, December 31, 1997......  2,700    $2,325,000   4,540,356    $167      $12,778,758     $(11,063,190)   $ 7,268,448
                                   =====    ==========   =========    ====      ===========     ============    ===========


   The accompanying notes are an integral part of these financial statements.

                             FREDERICK BREWING CO.

                            STATEMENTS OF CASH FLOWS
                 FOR THE YEARS ENDED DECEMBER 31, 1997 AND 1996


                                                                 1997          1996
                                                              -----------   -----------
Cash flows from operating activities:
     Net loss...............................................  $(4,363,440)  $(2,625,174)
     Adjustments to reconcile net loss to net cash used for
      operating activities:
          Depreciation and amortization.....................      560,671       161,772
          Amortization of deferred public relations costs...      188,500            --
          (Gain) loss on sale or disposal of equipment......     (158,167)      640,815
          Bad debt expense..................................       37,090       109,484
          Provision for inventory write-down................           --        48,060
          Fair value of stock pledged to management in lieu
            of salary.......................................       17,500            --
          Fair value of warrants issued to bank for
            services........................................       18,000            --
          Changes in operating assets and liabilities:
               Trade receivables............................     (131,114)     (123,430)
               Inventories..................................     (143,661)      (48,108)
               Prepaid expenses and other current assets....      (21,064)      (39,779)
               Other assets.................................     (148,557)      (71,000)
               Deferred public relations costs..............     (650,000)           --
               Accounts payable.............................     (354,250)      254,642
               Accrued liabilities..........................      241,405        71,463
                                                              -----------   -----------
          Net cash used for operating activities............   (4,907,087)   (1,621,255)
                                                              -----------   -----------
Cash flows from investing activities
     Purchase of property and equipment.....................   (2,748,745)   (2,833,176)
     Purchase of intangibles................................      (52,900)     (107,093)
     Proceeds from sale of equipment........................      303,239            --
                                                              -----------   -----------
          Net cash used for investing activities............   (2,498,406)   (2,940,269)
                                                              -----------   -----------
Cash flows from financing activities
     Proceeds from issuance of Series A preferred stock.....      914,000            --
     Proceeds from issuance of Series B preferred stock.....    3,750,000            --
     Proceeds from issuance of Series C preferred stock.....    2,100,000            --
     Proceeds from issuance of Series D preferred stock.....    1,045,000            --
     Proceeds from issuance of Series E preferred stock.....    2,700,000            --
     Offering costs associated with issuance of preferred
      stock.................................................   (1,405,999)           --
     Proceeds from debt borrowings..........................    1,605,485     1,965,114
     Payments on debt obligations...........................   (1,193,036)     (498,895)
     Payments on capital leases.............................     (109,571)      (12,874)
     Proceeds from common stock issuance....................           --     4,636,924
     Costs of common stock issuance.........................           --      (769,245)
     Decrease in restricted cash............................      627,525      (640,000)
     Payment of loan origination fees.......................      (64,021)      (70,510)
                                                              -----------   -----------
          Net cash provided by financing activities.........    9,969,383     4,610,514
                                                              -----------   -----------
Net increase in cash and cash equivalents...................    2,563,890        48,990
Cash and cash equivalents, beginning of period..............       48,990            --
                                                              -----------   -----------
Cash and cash equivalents, ending of period.................  $ 2,612,880   $    48,990
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

                             FREDERICK BREWING CO.

                         NOTES TO FINANCIAL STATEMENTS

6.  DEBT OBLIGATIONS

  Long-term debt

     The long-term debt at December 31 consists of the following:


                                                                      DECEMBER 31,   DECEMBER 31,
                     DESCRIPTION                          MATURITY        1997           1996
                     -----------                        ------------  ------------   ------------
Note payable to bank, interest at LIBOR + 150 basis
  points, 108 monthly payments at $13,889, commencing
  Aug. 1997, collateralized by brewing equipment (see
  below). ............................................  July 2006      $1,366,756     $1,500,000
Note payable to bank, interest at LIBOR + 150 basis
  points, interest only payments, collateralized by
  brewing equipment (see below). .....................  July 1997              --        363,515
Note payable to United States Small Business
  Administration, interest at 7.368%, monthly
  principal and interest payments of $7,967,
  collateralized by secondary lien on all
  equipment. .........................................  May 2017          984,002             --
Notes payable to bank, monthly payments ranging from
  $268 to $808, including interest ranging from 7.9%    May 1999 to
  to 9.1%, collateralized by vehicles. ...............  October 2000       93,676        143,920
Stockholder loans payable, monthly payments ranging
  from $425 to $655 including interest ranging from
  10% to 11%..........................................  To July 1999       37,116         61,666
                                                                       ----------     ----------
     Total..........................................................    2,481,550      2,069,101
     Less current maturities........................................     (272,814)      (437,690)
                                                                       ----------     ----------
     Total long-term debt...........................................   $2,208,736     $1,631,411
                                                                       ==========     ==========


     During 1996, the Company entered into agreements to have a new brewery built by Blue II, LLC, a limited liability company affiliated with certain directors of the Company ("Blue II"). Blue II constructed the new brewery building to the Company's specifications and is leasing the building to the Company. On July 19, 1996, in connection with the purchase of the equipment to be housed in the new brewery, the Company obtained a $1,500,000 revenue bond from the Maryland Economic Development Corporation ("MEDCO") and a $969,000 bridge loan from a bank which has been repaid. The $1,500,000 revenue bond was immediately assigned by MEDCO to a bank. In connection with the $1,500,000 revenue bond, the bank issued a note to the Company from the proceeds of the revenue bond. There are certain restrictive covenants existing on the $1,500,000 note payable to the bank. Among those covenants is a cash flow to debt service ratio for which the Company was not in compliance as of December 31, 1997. This covenant violation represents an event of default on the note and also a cross default on a $3,000,000 loan obtained by Blue II for the construction of the brewery for which the Company is a guarantor of the Blue II loan. The Company and Blue II has obtained a waiver of this covenant violation as of December 31, 1997. Subsequent to year end, for both the $1,500,000 loan and $3,000,000 Blue II loan the bank has waived compliance with the cash flow to debt service covenant for the calendar quarters ending March 31, 1998, June 30, 1998 and September 30, 1998. The bank has also modified this covenant for the calendar quarter ending December 31, 1998 and for each quarter thereafter whereby the Company must maintain a cash flow to debt service ratio of 1.0 to 1. In addition, the bank modified the current ratio covenant whereby the Company must maintain a ratio of current assets to current liabilities of 1.0 to 1 as of calendar quarter March 31, 1998 and each calendar quarter thereafter. The Company anticipates it will be able to comply with these modified covenants. In exchange for these covenant modifications, the maturity date on the loans was revised to April 1, 1999, the interest rate increased to the prime rate plus 1.25% for the Company's loan and the prime rate plus 1.5% for the Blue II loan, was required to pay a loan modification fee of $25,000 payable in two installments of $10,000 and $15,000 on June 30, 1998 and September 30, 1998, respectively, be responsible for all fees and expenses

                             FREDERICK BREWING CO.

                         NOTES TO FINANCIAL STATEMENTS

incurred by the bank in connection with preparation of the modification and use its best efforts to obtain replacement financing.

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


                                                          YEAR ENDED                    YEAR ENDED
                                                       DECEMBER 31, 1997             DECEMBER 31, 1996
                                                       WEIGHTED-AVERAGE              WEIGHTED-AVERAGE
                                              SHARES    EXERCISE PRICE     SHARES     EXERCISE PRICE
                                              ------   -----------------   -------   -----------------
Options outstanding at beginning of
  period....................................  59,987          1.60          85,489          0.18
Options exercised...........................      --            --         (55,278)        (0.18)
Options canceled............................    (355)        (5.79)         (3,334)        (5.00)
Options granted.............................  10,000          1.90          33,110          5.45
                                              ------                       -------
Options outstanding at end of period........  69,632          1.63          59,987          1.60
                                              ======                       =======
Options exercisable at end of period........  69,632          1.63          59,987          1.60
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

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          FREDERICK BREWING CO.

Date March, 27, 1998
     --------------------------------    /s/ Kevin E. Brannon
                                          --------------------------------------
                                          Kevin E. Brannon
                                          Chairman of the Board and
                                          Chief Executive Officer

Date March 27, 1998
     --------------------------------    /s/ Leslie P. Harper
                                          --------------------------------------
                                          Leslie P. Harper
                                          Chief Financial Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Kevin E. Brannon                                    Date: March 27, 1998
----------------------------------------
Kevin E. Brannon
Chairman

/s/ Marjorie A. McGinnis                                Date: March 27, 1998
----------------------------------------
Marjorie A. McGinnis

/s/ Nicholas P. Foris, M.D.                             Date: March 27, 1998
----------------------------------------
Nicholas P. Foris, M.D.

/s/ Carl R. Hildebrand                                  Date: March 27, 1998
----------------------------------------
Carl R. Hildebrand

/s/ James W. Lutz                                       Date: March 27, 1998
----------------------------------------
James W. Lutz

/s/ Jerome M. Pool                                      Date: March 27, 1998
----------------------------------------
Jerome M. Pool

/s/ Maribeth Visco                                      Date: March 27, 1998
----------------------------------------
Maribeth Visco

                                   SIGNATURES



In accordance with the requirements of the Exchange Act, the Registrant has caused this Amendment No. 1 to the Form 10-KSB/A to be signed on its behalf by the undersigned thereunto duly authorized.



                                          FREDERICK BREWING CO.



Date April 24, 1998                       /s/ Leslie P. Harper

     ----------------------------------  ------------------------------------

                                          Leslie P. Harper
                                          Chief Financial Officer