Form 10QSB
period 1998-03-31
FREDERICK BREWING CO
filed 1998-05-12
CIK 926978

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 1998.

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from __________________ to ___________________


                         Commission File Number: 0-27800


                              Frederick Brewing Co.
        -----------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)


                  Maryland                                       52-1769647
---------------------------------------------                -----------------
(State or other jurisdiction of incorporation                 (I.R.S. Employer
              or organization)                               Identification No.)


4607 Wedgewood Boulevard, Frederick, Maryland                      21703
---------------------------------------------                    ----------
  (Address of principal executive offices)                       (Zip Code)


                                 (301) 694-7899
                ------------------------------------------------
                (Issuer's telephone number, including area code)


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


Common Stock, $0.00004 Par Value                             7,411,031
--------------------------------                   -----------------------------
      (Title of Each Class)                        (Number of Shares Outstanding
                                                       as of  March 31, 1998)


Transitional Small Business Disclosure Format (Check one):
Yes [ ]      No [X]

                              FREDERICK BREWING CO.

                              --------------------
                              INDEX TO FORM 10-QSB
                              --------------------


PART I.  FINANCIAL INFORMATION
--------------------------------------------------------------------------------

     ITEM 1.    FINANCIAL STATEMENTS

                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                 Three Months Ended March 31, 1998 and 1997                    3
                CONSOLIDATED BALANCE SHEET (UNAUDITED)
                 March 31, 1998                                                4
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                 Three Months Ended March 31, 1998 and 1997                    5
                NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS           6

     ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS                           7


PART II.  OTHER INFORMATION
--------------------------------------------------------------------------------

     ITEM 1.    LEGAL PROCEEDINGS                                             14

     ITEM 2.    CHANGES IN SECURITIES                                         14

     ITEM 3.    DEFAULTS UPON SENIOR SECURITIES                               14

     ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS           14

     ITEM 5.    OTHER INFORMATION                                             14

     ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K                              15


SIGNATURES
--------------------------------------------------------------------------------

     SIGNATURE PAGE                                                           16

                            Frederick Brewing Company
                      Consolidated Statements of Operations

                                                            Three Months         Three Months
                                                           Ended March 31,      Ended March 31,
                                                           ---------------      ---------------
                                                                1998                 1997
                                                           ---------------      ---------------
                                                                       (Unaudited)
Gross sales                                                  $1,014,837             $265,814
Less: Depletions, allowances, and excise taxes                   95,121               51,541
                                                             ----------          -----------
      Net sales                                                 919,716              214,273

      Cost of sales                                             804,802              397,466
                                                             ----------          -----------
      Gross profit (loss)                                       114,914             (183,193)

Selling, general and administrative expenses                    747,340              496,070
                                                             ----------          -----------
      Operating loss                                           (632,426)            (679,263)

Gain on sale of equipment                                        (2,660)             (61,336)
Interest expense, net                                           106,238               27,575
                                                             ----------          -----------
      Net loss                                                 (736,004)            (645,502)

Preferred stock deemed dividend requirements                    (28,627)          (1,325,828)
                                                             ----------          -----------
Net loss attributable to common shareholders                  $(764,631)         $(1,971,330)
                                                             ==========          ===========

Basic and diluted loss per common share:
      Net loss before preferred stock dividend                    (0.12)               (0.33)
        requirements
      Preferred stock dividend requirements                        (.01)               (0.68)
                                                             ----------          -----------
      Net loss per common share                                   (0.13)               (1.01)
                                                             ==========          ===========

Weighted average common shares                                6,048,454            1,954,876
                                                             ==========          ===========

The accompanying notes are an integral part of these consolidated financial statements.

                            Frederick Brewing Company
                           Consolidated Balance Sheet

                                                                            March 31,
                                                                              1998
                                                                           -----------
                                                                            (Unaudited)
                              ASSETS
Current assets:
   Cash and cash equivalents                                                  $800,583
   Trade receivables, net of allowance for doubtful accounts of                624,194
     $35,544
   Inventories, net                                                            713,528
   Prepaid expenses and other current assets                                   288,983
                                                                           -----------
      Total current assets                                                   2,427,288

Property and equipment, net                                                  8,584,880
Intangibles, net                                                               392,415
Deferred public relations costs, net                                         1,063,438
Goodwill, net                                                                2,748,975
Other assets                                                                   251,235
                                                                           -----------
      Total assets                                                         $15,468,231
                                                                           ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
   Current maturities of long-term debt                                       $276,286
   Capital lease obligations, current portion                                   85,504
   Accounts payable                                                            867,966
   Accrued liabilities                                                         453,768
                                                                           -----------
      Total current liabilities                                              1,683,524

Long-term debt                                                               2,135,642
Capital lease obligations                                                    2,866,344
                                                                           -----------
      Total liabilities                                                      6,685,510
                                                                           -----------

Stockholders' equity:
   Preferred stock - $.01 par value, 1,000,000 shares authorized:
      Cumulative, convertible Series A, 1828 shares issued and                 683,840
        outstanding,
      Convertible Series C, 829 shares issued and outstanding                  491,500
      Convertible Series D, 218 shares issued and outstanding                  218,000
      Convertible Series E, 2,700 shares issued and outstanding              2,325,000
   Common stock - $0.00004 par value, 9,000,000 shares authorized,
     7,411,031 shares issued and outstanding                                       296
   Additional paid-in capital                                               16,391,907
   Accumulated deficit                                                     (11,827,822)
                                                                           -----------
      Total stockholders' equity                                             8,782,721
                                                                           -----------
      Total liabilities and stockholders' equity                           $15,468,231
                                                                           ===========

The accompanying notes are an integral part of these consolidated financial statements.

                            Frederick Brewing Company
                      Consolidated Statements of Cash Flows

                                                         Three Months        Three Months
                                                        Ended March 31,     Ended March 31,
                                                        -----------------------------------
                                                           1998                   1997
                                                       ------------          ------------
                                                                   (Unaudited)
Cash flows from operating activities:
   Net loss                                               $(736,004)             $(645,502)
   Adjustments to reconcile net loss to net cash
      for operating activities:
      Depreciation and amortization                         236,277                 44,638
      Amortization of deferred public relations              68,062                      -
        costs
      Gain on sale of equipment                              (2,660)                    -
      Change in operating assets and liabilities:
         Trade receivables                                 (176,812)               119,654
         Inventories                                       (200,270)                38,169
         Prepaid expenses and other current assets         (185,507)              (800,960)
         Other assets                                       (31,678)                42,226
         Accounts payable                                   344,032                 (8,998)
         Accrued liabilities                                (24,676)                     -
                                                       ------------           ------------
      Net cash used for operating activities               (709,236)            (1,210,773)
                                                       ------------           ------------

Cash flows from investing activities:
   Purchase of property and equipment                      (185,489)              (746,428)
   Purchase of intangibles                                        -                (67,652)
   Purchase of business, net of cash acquired              (834,611)                     -
   Proceeds from sale of equipment                           16,800                      -
                                                       ------------           ------------
      Net cash used for investing activities             (1,003,300)              (814,080)
                                                       ------------           ------------

Cash flows from financing activities:
   Proceeds from long-term debt                                   -                531,343
   Payments on debt obligations                             (73,094)              (147,319)
   Payments on capital leases                               (14,192)                (3,312)
   Proceeds from issuance of preferred stock, net                 -              4,090,090
   Restricted cash                                          (12,475)               603,730
                                                       ------------           ------------
      Net cash used for financing activities                (99,761)             5,074,532
                                                       ------------           ------------

Net increase (decrease) in cash and cash equivalents     (1,812,297)             3,049,679

Cash and cash equivalents, beginning of period            2,612,880                 48,990
                                                       ------------          -------------
Cash and cash equivalents, end of period                   $800,583             $3,098,669
                                                       ============           ============

The accompanying notes are an integral part of these consolidated financial statements.

                              FREDERICK BREWING CO.

                   Notes to Consolidated Financial Statements
                                 March 31, 1998
                                  (Unaudited)

Note 1  - Basis of Presentation

     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. However, in the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation of the interim financial position and the interim results of operations of the Company have been included.

     Operating results for the three month period ended March 31, 1998 are not necessarily indicative of the results that may be expected for the year ending December 31, 1998, or for any other period. For information relating to the financial position and the results of operations of the Company as of and for the year ended December 31, 1997, refer to the financial statements included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1997 and in its 1997 Annual Report to shareholders.

Note 2 - Principles of Consolidation

     The consolidated financial statements as of and for the three months ended March 31, 1998 include the accounts of the Company and its wholly-owned subsidiaries, Wild Goose Brewery, Inc. (Wild Goose) and Brimstone Brewing Company, Inc. (Brimstone), from their dates of acquisition during the first quarter of 1998. (see Note 5) All significant intercompany accounts and transactions have been eliminated in consolidation.

Note 3  - Property and Equipment

     Property and equipment at March 31, 1998 consisted of the following:

           Brewing Equipment                                         $4,456,661
           Capital lease - building                                   3,000,000
           Leasehold improvements                                     1,376,120
           Automobiles and trucks                                       184,204
           Furniture and fixtures                                       130,292
                                                                        -------
           Total                                                      9,147,277
           Less accumulated depreciation
           and amortization                                           (562,397)
                                                                      ---------
           Property and equipment, net                               $8,584,880
                                                                     ==========

Note 4 - Deferred public relations costs

     Deferred public relations costs consist of $650,000 cash paid in advance and $670,000, representing the estimated fair value of 500,000 warrants issued to a third party for public and investor relations services to be rendered over a five-year service period. These amounts are being amortized on a straight-line basis over the five-year term of the service contract. Amortization expense was $68,062 for the three months ended March 31, 1998.

Note 5 -  Acquisitions

     In January 1998, the Company acquired 100% of the outstanding equity securities (comprised of 50,000 shares of preferred stock and 10,000 shares of common stock) of Wild Goose and all of the brands, formulas, copyrights, trademarks and related intangible assets of Brimstone.

                         Notes to Financial Statements
                                 March 31, 1998
                                  (Unaudited)

Note 5 - Acquisitions (cont.)

     The consideration paid for Wild Goose consisted of the issuance of 1,192,086 shares of the Company's common stock with an aggregate value of $2,419,935 plus the repayment of approximately $532,000 in notes payable and the assumption of other liabilities. Pursuant to the Agreement, 123,153 shares of the common stock are being withheld by the Company to account for any undisclosed liabilities or uncollectible accounts which may be discovered prior to November 29, 1998.

     The consideration paid for Brimstone consisted of 80,000 shares of the Company's common stock valued at $162,000. Both the Wild Goose and Brimstone acquisitions were accounted for under the purchase method of accounting.

     The purchase price for each acquisition has been allocated to the assets acquired and liabilities assumed, based on their estimated fair values. Results of operations for Wild Goose and Brimstone are included with those of the Company subsequent to the date of acquisition. The excess of the purchase price over the net assets acquired has been recorded as goodwill and will be amortized over 10 years.

     Results for the three months ended March 31, 1998 reflect that all production of Brimstone and Wild Goose products was transferred to the Company's facility in January and February, respectively, that operations at the Wild Goose brewery ceased as of the effective date of the acquisition (January 29, 1998) and that the Company's gross sales from the dates of acquisition to March 31, 1998 included $43,000 of Brimstone products and $272,000 of Wild Goose products.

     The following unaudited pro forma summary presents the consolidated results of operations as if the acquisitions had been completed at the beginning of the periods presented and does not purport to be indicative of what would have occurred had the acquisitions actually been made as of such date or of results which may occur in the future.

                                    Three months ended       Three months ended
                                    March 31, 1998           March 31, 1997
                                    --------------           --------------

      Net sales                     $920,000                 $691,000

      Net loss                      $736,000                 $719,000

      Net loss per common share     $(0.12)                  $(0.97)

Note 6  - Income Taxes

     The Company accounts for income taxes under the asset and liability method. The Company has not recorded a provision for income taxes for the three month periods ended March 31, 1998 and 1997 based on the fact that the Company has incurred net operating losses during those periods. The Company has provided a full valuation allowance against its net deferred tax asset as of March 31, 1998.

Note 7  - Net Loss per Common Share

     Effective December 31, 1997, the Company adopted Statement of Financial Accounting Standards No. 128, "Earnings Per Share," which requires the presentation of basic earnings per share and diluted earnings per share for all years presented. Basic earnings per share is based on the weighted average number of outstanding common shares for the period. Diluted earnings per share adjusts the weighted average for the potential dilution that could occur if stock options, warrants, or other convertible securities were exercised or converted into common stock. Diluted earnings per share equals basic earnings per share for 1998 and 1997 because the effects of such items were anti-dilutive.

                         Notes to Financial Statements
                                 March 31, 1998
                                  (Unaudited)

Note 8 - New Accounting Standards

     The Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income," and Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related information," in June 1997, which are both effective for the year ending December 31, 1998. SFAS No. 130 establishes standards for reporting comprehensive income in a full set of general purpose financial statements either in the income statement or in a separate statement. SFAS No. 131 establishes standards for reporting information about operating segments, including related disclosures about products and services, geographic areas and major customers. The Company has adopted SFAS No. 130 during the first quarter of 1998 and has no items of comprehensive income to report.

Note 9 - Issuance of Common Stock upon Conversion of Preferred Stock

     During the three months ended March 31, 1998, the Company issued 2,671,089 shares of common stock upon the conversion of 1,271 shares of Series C and 827 shares of Series D Preferred Stock. The Company also reserved 1,100,000 shares of common stock for issuance to former equity holders of Wild Goose (see Note 5
- Acquisitions). As a result, virtually all of the Company's 9,000,000 authorized shares of common stock have either been issued or reserved for later issuance. The company has executed agreements with the holders of 449 shares of Series C and 208 shares of Series D Preferred Stock to honor requests for conversion into 1,138,142 shares of common stock as soon as additional common stock is authorized by the Company's shareholders. A proposal to amend the Company's Articles of Incorporation to authorize the issuance of up to 20,000,000 shares of common stock will be voted upon at the Company's annual meeting of shareholders, scheduled for May 14, 1998.

                         PART I. - FINANCIAL INFORMATION

Item 1. Management's Discussion and Analysis of Financial Condition and Results of Operations for the Three Months Ended March 31, 1998 and 1997

Overview of Significant Activities and Expenses

     A net loss of ($736,004), or ($0.13) per share, was incurred during the first quarter of 1998 compared to net loss of ($645,502) or ($0.33) per share, for the corresponding quarter of 1997.

     Weighted average common shares outstanding were 6,048,454 during the first quarter of 1998 and 1,954,876 for the three months ended March 31, 1997. The increase in the shares outstanding for the first three months ended March 31, 1998 relates primarily to the conversion of certain of the Company's Preferred shares into Common Stock during 1997 and the first quarter of 1998.

     The Company's gross sales increased 281.8% to $1,014,837 during the first quarter of 1998 over the similar period of 1997. This growth is attributed to increases in production that were made possible through the operation of the Company's new facility and upgraded brewing and packaging equipment, coupled with a concentrated marketing and promotional effort and sales of Hempen Ale and Hempen Gold, which were introduced during the second and third quarters, respectively, of 1997.

     Management believes caution should be exercised in comparing first quarter results for 1997 and 1998. The first quarter of 1997 differed from subsequent periods in that the Company moved its production and other operations into the new brewery late in the period.

     Because the automated packaging equipment at the new brewery did not become fully operational until July of 1997, the Company was unable to produce sufficient quantities of all of its products to meet demand in the first quarter, which artificially depressed sales and inflated production costs. Also, the first quarter 1997 results reflect lower depreciation and interest expenses because the new brewery was not put into service until late in the quarter and the Company had not fully drawn down the loans used to finance the construction of the new brewery. Consequently, comparisons of revenue, production costs, interest expense and operating losses between the first quarters of 1997 and 1998 should not be relied upon as fully indicative of trends in the Company's business or prospects.

     Nevertheless, management also believes that initiatives begun during the first quarter of 1998 will positively effect sales, production costs, general and administrative expenses in future periods. The addition of the Wild Goose and Brimstone brands to the Company's product portfolio, the ongoing expansion of Hempen product distribution into new markets and new on-premise promotional programs for the Blue Ridge brand should contribute to future sales growth, which would improve plant utilization, lower per barrel production overhead costs and improve gross margins. A restructuring of the sales department, which eliminated some sales positions in outlying markets, has refocused sales efforts to the Company's core markets, and will reduce salary and travel-related expenses beginning in the second quarter of 1998. Production equipment and scheduling changes implemented at the end of the first quarter of 1998 are expected to yield additional production cost reductions in future periods. The Company also continues to seek additional brand licenses and acquisitions and is in active discussions with the owners of several suitable brands, with the goals of further increasing the Company's revenues and the utilization of its brewing capacity as well as increasing its market share in areas outside its core market territory. While management believes these initiatives will be successful, the can be no assurances that this will be the case, nor that the expected improvements in performance will occur during any particular period.

     The increase is also due to March sales of the recently acquired Wild Goose and Brimstone brands. These brands accounted for approximately $315,000 (31%) of the Company's gross sales during the first quarter of 1998. Delays in installing and commissioning the new facility had depressed sales during the first quarter of 1997.

                      Management's Discussion and Analysis
               For the Three Months Ended March 31, 1998 and 1997

 Review of Operations

     The following table sets forth certain items derived from the Company's Statements of Operations, expressed as a percentage of net sales, for the three month periods ended March 31, 1998 and 1997.


                                                 Percentage of Sales for the Periods Ended March 31,
                                                 ---------------------------------------------------
                                                                   Three Months
                                                              1998               1997
                                                              ----               ----
                                                                   (Unaudited)
Gross sales  . . . . . . . . . . . . . . . . . . .           110.3%             124.1%
Less returns, depletions and excise taxes  . . . .            10.3               24.1

Net sales  . . . . . . . . . . . . . . . . . . . .           100.0              100.0
Cost of sales  . . . . . . . . . . . . . . . . . .            87.5              185.5

Gross profit (loss). . . . . . . . . . . . . . . .            12.5              (85.5)
Selling, general, and administrative expenses. . .            81.3              231.5
                                                              ----              -----

Operating loss . . . . . . . . . . . . . . . . . .           (68.8)            (317.0)
Gain on sale of equipment  . . . . . . . . . . . .             0.0              (28.6)
Interest expense, net  . . . . . . . . . . . . . .            11.2               12.9
Other (income) . . . . . . . . . . . . . . . . . .             0.0                0.0
                                                               ---                ---

Net loss . . . . . . . . . . . . . . . . . . . . .           (80.0)            (301.3)
                                                             ======            =======

Sales

     Gross sales for the 1998 and 1997 first quarters were $1,014,837 and $265,814, respectively, an increase of $749,023 or 281.8%, in 1998 compared to 1997.

     Sales of the Wild Goose and Brimstone brands began late in the first quarter of 1998 and contributed gross sales of $272,000 and $43,000, respectively. First quarter shipping volumes were 5,706 and 1,606 barrels for 1998 and 1997, respectively, an increase of 4,100 barrels, or 255.3%. Revenues per barrel for the first quarters of 1998 and 1997 were $178 and $165 per barrel, respectively, an increase of $13 per barrel. The increase in the revenues per barrel for the quarter reflects a change in the sales mix of the Company's products from kegs to cases, which have a higher revenue per barrel contribution, and sales of higher priced seasonal beers, including Blue Ridge Subliminator Doppelbock, Wild Goose Springwheat, and Brimstone Irish Wake Stout, none of which were sold by the Company in 1997. Because kegs sales for both Wild Goose and Brimstone products have historically represented a larger proportion of sales volumes, the sales mix in future peiods may be expected to shift toward kegs, lowering revenue per barrel in future periods.

     During the quarter, the Company continued to pursue geographical expansion of its channels of distribution. The company began shipping to one new state and expanded into the San Francisco bay area during the first quarter of 1998. In addition, the Company entered the international market with a shipment to China in March. During the first quarter, the Company added 49 new wholesale distributors, including 46 new wholesalers who distribute the Wild Goose and Brimstone brands, bringing the total number of wholesalers throughout its current network to 139.

Returns, Depletions and Excise Taxes

     Returns, depletion allowances and excise taxes were $95,121 and $51,541, or 10.3% and 24.1% of net sales, during the first quarters of 1998 and 1997, respectively. The decrease as a percentage of net sales for the first quarter of 1998 and 1997 reflects the relative reduction of the Company's sales in states where the Company is levied excise tax as a percentage of total sales. The Federal government and all state governments impose excise taxes on all beer sold. These taxes are levied on volume, regardless of the price or revenue generated from those sales. Each state in which the Company distributes its product has different beer excise tax rates and regulations, including some states that require the distributor to pay such taxes instead of the producer.

                      Management's Discussion and Analysis
               For the Three Months Ended March 31, 1998 and 1997

Returns, Depletions and Excise Taxes (cont.)

     Returns decreased 71% in the first quarter 1998 over 1997, largely due to the Company's improved management of wholesaler inventories and the lengthened shelf life of bottled beer produced at the new brewery. Depletion allowances are payments made by the Company to its wholesale distributors as the Company's contribution to promotional and incentive pricing programs offered to retail customers by the wholesalers. These are typically based on volume purchases made by retailers. Depletion allowances increased by $36,729 (3.6% of gross sales) during the first quarter of 1998 over $10,198 (3.8% of gross sales) in the same period in 1997, largely due to the substantial increase in sales.

Cost of Sales

     First quarter cost of sales for 1998 and 1997 were $804,802 and $397,466 (or 87.5% and 185.5% of net sales, respectively), an increase of $407,336 or 102.5% over 1997. As a percentage of net sales, the cost of sales decreased to 87.5% in the first quarter of 1998 from 185.5% in the first quarter of 1997.

     Due to bulk purchasing, primarily of malted barley, glass bottles and paper packaging materials and improved labor productivity made possible by larger batch sizes and higher degree of automation in the current brewery, direct variable costs of production were $427,633 ($75 per barrel sold) for the first quarter of 1998 compared to $272,324 ($170 per barrel sold) in the similar period of 1997, during which most of the Company's beers were still being produced at its original facility. These amounts represent a 57.0% increase in variable cost of sales compared to a 281.8% increase in gross sales.

     This improvement was partially offset, however, by increased fixed production overhead expenses associated with owning, maintaining and operating the larger new brewery for the entire first quarter in 1998, compared to only one month of the period in 1997. Production overhead expenses, principally management and supervisory salaries, depreciation, utilities and equipment rentals were $377,169 for the first quarter of 1998 compared to $125,142 for the first quarter of 1997. This represents a 201.4% increase compared to a 281.8% increase in gross sales. On a per barrel basis, however, fixed production costs per barrel decreased to $66 in the first quarter of 1998 from $78 in 1997.

     Management believes the current level of production overhead costs could be maintained with only small increases even if production and sales increased to two to four times current levels. This would have the effect of reducing the cost of sales both as a percentage of sales and on a per barrel basis. While management believes production and sales will continue to increase in future periods, no assurances can be given that such increases will, in fact, occur.

Selling, General and Administrative Expenses

     Selling, general and administrative ("SG&A") expenses were $747,340 and $496,070 in the first quarters of 1998 and 1997, respectively, an increase of $251,270, or 50.7%.

     The Company's SG&A expenses increased over the comparable period in 1997 primarily due to an increase in payroll, payroll related costs, travel, and other expenses as new sales, marketing and accounting staff were added; and an increase in advertising and promotional expenses, compared to the first quarter of 1997.

Gain on Sales of Equipment

     Gains on sales of equipment were $2,660 in the first quarter of 1998 compared with $61,336 in 1997.

Interest Expense (Net)

     Net interest expense was $106,238 in the first quarter of 1998 compared with $27,575 in 1997. Interest expense was offset by interest income from excess cash invested until required for operating and capital investment purposes. A substantial portion of interest expense incurred relates to the debt obligations the Company has with First Union National Bank for the building and equipment financing and with the U.S. Small Business Administration for additional equipment financing.

                      Management's Discussion and Analysis
               For the Three Months Ended March 31, 1998 and 1997

Income Tax Provision

     The Company has incurred net operating losses during both 1998 and 1997 and, accordingly, no provisions for income taxes have been provided on the Statements of Operations. The Company has recorded a full valuation allowance against the net deferred tax asset.

Liquidity and Capital Resources

     Due to losses experienced during the start-up and expansion of the Company, operations to date have been funded primarily from private and public placements of common and preferred stock and by loans from stockholders and financial institutions. As of March 31, 1998, the Company had working capital of approximately $743,764. As of March 31, 1997, the Company had working capital of approximately $2,800,000 primarily a result of the sale of preferred stock.

     Net cash used in investing activities during the three months ended March 31, 1998 was $1,030,000 which was primarily used to repay the debt outstanding on the books of Wild Goose Brewery, pursuant to the acquisition agreement. In the three months ended March 31, 1997, net cash used in investing activities was $814,080 which was primarily used to purchase capital assets.

     Net cash used in financing activities during the three months ended March 31, 1998 was $99,761. This was used to pay down debt obligations and capital leases. In the three months ended March 31, 1997 net cash provided by financing activities was $5.1 million primarily representing net proceeds from the issuance of preferred stock and proceeds from long term debt.

     The Company does not currently have a working capital line of credit or any other revolving credit.

     During 1996, the Company entered into agreements to have a new brewery built by Blue II, LLC, a limited liability company affiliated with certain directors of the Company ("Blue II"). Blue II constructed the new brewery building to the Company's specifications and is leasing the building to the Company. On July 19, 1996, in connection with the purchase of the equipment to be housed in the new brewery, the Company obtained a $1,500,000 revenue bond from the Maryland Economic Development Corporation ("MEDCO") and a $969,000 bridge loan from a bank which has been repaid. The $1,500,000 revenue bond was immediately assigned by MEDCO to a bank. In connection with the $1,500,000 revenue bond, the bank issued a note to the Company from the proceeds of the revenue bond. There are certain restrictive covenants existing on the $1,500,000 note payable to the bank. Among those covenants is a cash flow to debt service ratio for March 31, 1998. This covenant violation represents an event of default on the note and also a cross default on a $3,000,000 loan obtained by Blue II for the construction of the brewery for which the Company is a guarantor of the Blue II loan. During the first quarter of 1998, for both the $1,500,000 loan and $3,000,000 Blue II loan the bank has waived compliance with the cash flow to debt service covenant for the calendar quarters ending March 31, 1998, June 30, 1998 and September 30, 1998. The bank has also modified this covenant for the calendar quarter ending December 31, 1998 and for each quarter thereafter whereby the Company must maintain a cash flow to debt service ratio of 1.0 to 1. In addition, the bank modified the current ratio covenant whereby the Company must maintain a ratio of current assets to current liabilities of 1.0 to 1 as of calendar quarter March 31, 1998 and each calendar quarter thereafter. The Company anticipates it will be able to comply with these modified covenants. In exchange for these covenant modifications, the maturity date on the loans was revised to April 1, 1999, the interest rate increased to the prime rate plus 1.25% for the Company's loan and the prime rate plus 1.5% for the Blue II loan, the Company is required to pay a loan modification fee of $25,000 payable in two installments of $10,000 and $15,000 on June 30, 1998 and September 30, 1998, respectively, and be responsible for all fees and expenses incurred by the bank in connection with preparation of the modification and use its best efforts to obtain replacement financing.

     The Company and Blue II are currently negotiating with a local financial institution and the current bondholder, the bond issuer and the guarantee agency which may agree to purchase both MEDCO bonds, thereby re-financing the Company's long-term debt. If such a refinancing occurs, it is likely that the interest rates will rise, the Company's rent payment to Blue II will rise and the Company's Chief Executive Officer and President will be required to provide personal guarantees of the $1,500,000 bond and the Blue II building lease. While management believes this debt refinancing will be completed during the second quarter of 1998, no assurances can be given that this will occur.

                      Management's Discussion and Analysis
               For the Three Months Ended March 31, 1998 and 1997

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

Impact of Year 2000 Issue

     The Company is in the process of assessing its computer applications to insure their functionality with respect to the "Year 2000" millenium change. At present, the Company does not anticipate that material incremental costs will be incurred in any single future year.

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

                          PART II. - OTHER INFORMATION
               For the Three Months Ended March 31, 1998 and 1997


                              FREDERICK BREWING CO.


Item 1.  Legal Proceedings

     None.

Item 2.   Changes in Securities

     During the three months ended March 31, 1998, the Company issued 2,671,089 shares of common stock upon the conversion of 1,271 shares of Series C and 827 shares of Series D Preferred Stock. The Company also reserved 1,100,000 shares of common stock for issuance to former equity holders of Wild Goose (see Note 5
- Acquisitions). As a result, virtually all of the Company's 9,000,000 authorized shares of common stock have either been issued or reserved for later issuance. The company has executed agreements with the holders of 449 shares of Series C and 208 shares of Series D Preferred Stock to honor requests for conversion into 1,138,142 shares of common stock as soon as additional common stock is authorized by the Company's shareholders. A proposal to amend the Company's Articles of Incorporation to authorize the issuance of up to 1,900,000 shares of common stock will be voted upon at the Company's annual meeting of shareholders, scheduled for May 14, 1998.

Item 3.  Acquisitions

     In January 1998, the Company acquired 100% of the outstanding equity securities (comprised of 50,000 shares of preferred stock and 10,000 shares of common stock) of Wild Goose Brewery, Inc. ("Wild Goose") and all of the brands, formulas, copyrights, trademarks and related intangible assets of Brimstone Brewing Co., Inc. ("Brimstone").

     The consideration paid for Wild Goose consisted of the issuance of 1,192,086 shares of the Company's common stock with an aggregate value of $2,419,935 plus the repayment of approximately $532,000 in notes payable and the assumption of other liabilities.

     The consideration paid for Brimstone consisted of 80,000 shares of the Company's common stock valued at $162,000. Both the Wild Goose and Brimstone acquisitions were accounted for under the purchase method of accounting.

     The purchase price for each acquisition has been allocated to the assets acquired and liabilities assumed, based on their estimated fair values. Results of operations for Wild Goose and Brimstone are included with those of the Company subsequent to the date of acquisition. The excess of the purchase price over the net assets acquired has been recorded as goodwill and will be amortized over 10 years.

     Results for the three months ended March 31, 1998 reflect that all production of Brimstone and Wild Goose products was transferred to the Company's facility in January and February, respectively, that operations at the Wild Goose brewery ceased as of the effective date of the acquisition (January 29, 1998) and that the Company's gross sales during the period included $43,000 of Brimstone products and $272,000 of Wild Goose products.

Item 4.   Defaults Upon Senior Securities

     None.

Item 5.   Submission of Matters to a Vote of Security Holders

     Not applicable.

                               Other Information
               For the Three Months Ended March 31, 1998 and 1997


Item 6.   Exhibits and Reports on Form 8-K

          (a)      Exhibits Filed:

                   Index to Exhibits
                    (I.)     Press release,

                   (II.)
          10                 Material Contracts
                                 i.   Loan  Modification  Agreement by and
                                      among First Union  National Bank,
                                      Blue  II, LLC, Robert Schuerholz,
                                      Nicholas P. Foris, Edward D. Scott,
                                      and Vishnampet S. Jayanthimath dated as
                                      of March 30, 1997;1

                                 ii.  Loan Modification  Agreement by and
                                      between First Union National Bank
                                      and Frederick Brewing Co.1

          27                Financial Data Schedule

          99 Safe Harbor Under the Private Securities Litigation Reform Act of 1995

          (b) Reports on Form 8-K

                            The form 8-K filed February 12, 1998














------------------
1 Incorporated by reference to exhibits 10(ii) and 10(iii) to the Company's
  Annual Report on Form 10-KSB, SEC File Number: 000-27800.

                                   SIGNATURES

     In accordance with the requirements of the Securities and Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                              Frederick Brewing Co.



 Date  May 6, 1998                            ---------------------------
                                                   Kevin E. Brannon
                                                   Chairman of the Board and
                                                   Chief Executive Officer



 Date   May 6, 1998                           ---------------------------
                                                   Leslie P. Harper
                                                   Chief Financial Officer