Form 10QSB
period 1998-06-30
FREDERICK BREWING CO
filed 1998-08-05
CIK 926978

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934
    For the quarterly period ended June 30, 1998.

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934
    For the transition period from ____________________ to _____________________



                         Commission File Number: 0-27800

                              Frederick Brewing Co.
        -----------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)


                  Maryland                                       52-1769647
---------------------------------------------                -------------------
(State or other jurisdiction of incorporation                 (I.R.S. Employer
              or organization)                               Identification No.)

4607 Wedgewood Boulevard, Frederick, Maryland                       21703
---------------------------------------------                -------------------
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


Common Stock, $0.00004 Par Value                            11,594,634
--------------------------------                 ------------------------------
      (Title of Each Class)                      (Number of Shares Outstanding
                                                       as of  June 30, 1998)

Transitional Small Business Disclosure Format (Check one):
Yes [ ]      No [X]

================================================================================

                              FREDERICK BREWING CO.

--------------------------------------------------------------------------------
                              INDEX TO FORM 10-QSB
--------------------------------------------------------------------------------


PART I.  FINANCIAL INFORMATION
--------------------------------------------------------------------------------

      ITEM 1.       FINANCIAL STATEMENTS


                    CONSOLIDATED BALANCE SHEETS (UNAUDITED)
                      June 30, 1998                                            3
                    CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                       Three and Six Months Ended June 30, 1998 and 1997       4
                    CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                      Three and Six Months Ended June 30, 1998 and 1997        5
                    NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS       6

      ITEM 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS                       9


PART II.  OTHER INFORMATION
--------------------------------------------------------------------------------

      ITEM 1.       LEGAL PROCEEDINGS                                         14

      ITEM 2.       CHANGES IN SECURITIES                                     14

      ITEM 3.       DEFAULTS UPON SENIOR SECURITIES                           14

      ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS       14

      ITEM 5.       OTHER INFORMATION                                         14

      ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K                          15


SIGNATURES
--------------------------------------------------------------------------------

      SIGNATURE PAGE                                                          16

                            Frederick Brewing Company
                           Consolidated Balance Sheets

                                                                                  June 30, 1998
                                                                                -----------------
                                                                                   (Unaudited)
                                   ASSETS
Current Assets:
Cash and cash equivalents                                                                $195,817
Cash-Restricted                                                                            12,475
Trade receivables, net of allowance for doubtful accounts of $35,076                      742,261
Inventories, net                                                                          840,836
Prepaid expenses, and other current assets                                                225,146
                                                                                -----------------
Total current assets                                                                    2,016,535

Property and equipment, net                                                             8,245,231
Intangibles, net                                                                          457,436
Goodwill, net                                                                           2,620,192
Deferred cost & other assets                                                              258,133
                                                                                =================
TOTAL ASSETS                                                                          $13,597,527
                                                                                =================

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Current maturities of long-term debt                                                     $272,742
Capital lease obligations, current portion                                                 85,504
Accounts payable                                                                          960,044
Accrued liabilities                                                                       506,857
                                                                                -----------------
Total current liabilities                                                               1,825,147

Long-term debt                                                                          2,068,199
Capital lease obligations                                                               2,838,112
                                                                                -----------------
Total liabilities                                                                       6,731,458
                                                                                -----------------

Stockholders' Equity:
Preferred stock - $.01 par value, 1,000,000 shares authorized:
Cumulative, convertible Series A, 1,643 shares and outstanding,                           614,633
Convertible Series B, 0 shares issued and outstanding                                          --
Convertible Series C, 100 shares issued and outstanding                                    83,929
Convertible Series D, 0 shares issued and outstanding                                          --
Convertible Series E, 1,765 shares issued and outstanding                               1,367,875
1,367,875 Common stock - $0.00004 par value, 19,000,000 shares
authorized, 11,594,634 shares issued and outstanding                                          464
Additional paid-in capital                                                             18,562,992
Accumulated deficit                                                                   (13,763,824)
                                                                                -----------------
Total stockholders' equity                                                              6,866,069
                                                                                -----------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                            $13,597,527
                                                                                =================


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                            Frederick Brewing Company
                      Consolidated Statements of Cash Flows

                                                               Three Months Ended                   Six Months Ended
                                                                     June 30,                            June 30,
                                                     --------------------------------------------------------------------------
                                                            1998                1997            1998                1997
                                                     --------------------  ---------------------------------  -----------------
                                                         (Unaudited)         (Unaudited)     (Unaudited)         (Unaudited)
Cash Flows from Operating Activities:
Net loss                                                     $(1,936,003)      $(907,243)      $(2,672,007)       $(1,552,744)
Adjustments to reconcile net loss to net cash
 used for operating activities:
Depreciation and amortization                                    199,884         220,748           504,223            265,386
Write-off of net deferred public relations costs               1,089,000              --         1,089,000                 --
(Gain) Loss on sale of equipment                                 102,205              --            99,545                 --
Changes in operating assets and liabilities:
Trade receivables                                               (160,319)       (310,697)         (337,131)          (191,043)
Inventories                                                     (162,557)       (134,573)         (362,827)           (96,404)
Prepaid expenses and other current assets                         49,491         444,313          (136,016)          (356,647)
Other assets                                                       8,582        (676,740)          (23,096)          (634,514)
Accounts payable                                                 228,300        (169,557)          572,332            (57,450)
Accrued liabilities                                              124,590          16,637            99,914           (104,468)
                                                     --------------------  ---------------------------------  -----------------
Net cash used for operating activities                          (456,827)     (1,517,112)       (1,166,063)        (2,727,884)
                                                     --------------------  ---------------------------------  -----------------

Cash Flows from Investing Activities:
Purchase of property and equipment                               (47,744)       (733,470)         (233,233)        (1,479,899)
Purchase of intangibles                                          (90,711)        (59,242)          (90,711)          (126,894)
Purchase of business, net of cash acquired                            --              --          (834,611)                --
Proceeds from sale of equipment                                   77,260         154,600            94,060            154,600
                                                     --------------------  ---------------------------------  ---------------
Net cash used for investing activities                           (61,195)       (638,112)       (1,064,495)        (1,452,193)
                                                     --------------------  ---------------------------------  ---------------

Cash Flows from Financing Activities:
Proceeds from long-term debt                                          --       1,105,142                --          1,636,485
Payments on debt obligations                                     (67,515)     (1,548,917)         (140,609)        (1,696,236)
Payments on capital leases                                       (31,704)        (12,388)          (45,896)           (15,700)
Proceeds from issuance of preferred stock, net                        --         (65,089)               --          4,025,001
Restricted cash                                                   12,475          13,597           (12,475)            617,327
                                                     --------------------  ---------------------------------  ---------------
Net cash provided by financing activities                        (86,744)       (507,655)         (198,980)         4,566,877
                                                     --------------------  ---------------------------------  ---------------

Net Increase/(Decrease) in Cash and Cash Equivalents            (604,766)     (2,662,879)       (2,417,063)           386,800

Cash and Cash Equivalents, Beginning of Period                   800,583       3,098,669         2,612,880             48,990

                                                     ====================  =================================  ===============
Cash and Cash Equivalents, End of Period                        $195,817        $435,790          $195,817           $435,790
                                                     ====================  =================================  ===============

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                            Frederick Brewing Company
                      Consolidated Statements of Operations

                                                            Three Months                       Six Months
                                                           Ended June 30,                    Ended June 30,
                                                  ---------------------------------  ---------------------------------
                                                        1998             1997             1998             1997
                                                  -----------------  --------------  ---------------  ----------------
                                                     (Unaudited)       (Unaudited)     (Unaudited)       (Unaudited)
Gross Sales                                             $1,595,010        $875,416       $2,609,847        $1,141,230
Less: Depletions, allowances, and excise taxes             205,624         106,223          300,745           157,764
                                                  -----------------  -------------------------------  ----------------
Net sales                                                1,389,386         769,193        2,309,102           983,466
Cost of sales                                              974,916         730,353        1,779,718         1,127,819
                                                  -----------------  -------------------------------  ----------------
Gross profit (loss)                                        414,470          38,840          529,384          (144,353)

Selling, general and administrative expenses             1,055,071         939,478        1,802,411         1,435,547
Write-off of net deferred public relations costs         1,089,000               -        1,089,000                 -
                                                  -----------------  -------------------------------  ----------------
Operating loss                                          (1,729,601)       (900,638)      (2,362,027)       (1,579,900)

(Gain)/loss on sale of equipment                           102,205         (74,187)          99,545          (135,523)
Interest expense, net                                      104,197          80,792          210,435           108,367
                                                  -----------------  -------------------------------  ----------------
Net loss                                                (1,936,003)       (907,243)      (2,672,007)       (1,552,744)

Preferred stock deemed dividend requirements                    --         (28,626)         (28,627)       (1,354,454)
                                                  =================  ===============================  ================
Net loss attributable to common shareholders           $(1,936,003)      $(935,869)     $(2,700,634)      $(2,907,198)
                                                  =================  ===============================  ================

Basic and Diluted Loss per Common Share:
Net loss before preferred stock dividend                     (0.20)          (0.45)           (0.34)            (0.78)
requirements
Preferred stock dividend requirements                           --           (0.01)           (0.00)            (0.68)
                                                  =================  ===============================  ================
Net loss per common share                                    (0.20)          (0.46)           (0.34)            (1.46)
                                                  =================  ===============================  ================

Average common shares                                    9,502,833       2,026,309        7,848,674         1,990,593


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                              FREDERICK BREWING CO.


Notes to Consolidated Financial Statements
June 30, 1998
(Unaudited)

Note 1 - Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. However, in the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation of the interim Consolidated financial position and the interim Consolidated results of operations of the Company have been included.

Operating results for the three and six months ended June 30, 1998 are not necessarily indicative of the results that may be expected for the year ending December 31, 1998, or for any other period. For information relating to the financial position and the results of operations of the Company as of and for the year ended December 31, 1997, refer to the financial statements included in the Company's Annual Report on Form 10-KSB, as amended on April 24, 1998, for the year ended December 31, 1997 and in its 1997 Annual Report to shareholders.

Note 2 - Principles of Consolidation
The consolidated financial statements as of and for the three and six months ended June 30, 1998 include the accounts of the Company and its wholly-owned subsidiaries, Wild Goose Brewery, Inc. (Wild Goose) and Brimstone Brewing Company, Inc. (Brimstone), from their dates of acquisition during the first quarter of 1998 (see Note 3). All significant intercompany accounts and transactions have been eliminated in consolidation.

Note 3 -  Acquisitions
In January 1998, the Company acquired 100% of the outstanding equity securities (comprised of 50,000 shares of preferred stock and 10,000 shares of common stock) of Wild Goose and all of the brands, formulas, copyrights, trademarks and related intangible assets of Brimstone.

Notes to Financial Statements
June 30, 1998
(Unaudited)

Note 3 - Acquisitions (cont.)
The consideration paid for Wild Goose consisted of the issuance of 1,192,086 shares of the Company's common stock with an aggregate value of $2,419,935 plus the repayment of approximately $532,000 in notes payable and the assumption of other liabilities. 123,153 shares of the common stock are being withheld by the Company to account for any undisclosed liabilities or uncollectible accounts which may be discovered.

The consideration paid for Brimstone consisted of 80,000 shares of the Company's common stock with a value of $162,000. Both the Wild Goose and Brimstone acquisitions were accounted for under the purchase method of accounting.

The purchase price for each acquisition has been allocated to the assets acquired and liabilities assumed, based on their estimated fair values. The excess of the purchase price over the net assets acquired has been recorded as goodwill and is being amortized over 10 years. Results of operations for Wild Goose and Brimstone are included with those of the Company subsequent to the date of acquisition.

Results for the three and six months ended June 30, 1998 reflect production of Brimstone and Wild Goose products being transferred to the Company's facility in January and February, respectively, that operations at the Wild Goose brewery ceased as of the effective date of the acquisition (January 29, 1998) and that the Company's gross sales from the dates of acquisition to June 30, 1998 included $84,400 of Brimstone products and $799,000 of Wild Goose products.

The following unaudited pro forma summary presents the consolidated results of operations as if the acquisitions had been completed at the beginning of the periods presented and does not purport to be indicative of what would have occurred had the acquisitions actually been made as of such date or of results which may occur in the future.


                                      Six months ended        Six months ended
                                      June 30, 1998           June 30, 1997
                                      -------------           -------------

     Net sales                        $2,309,000              $2,052,000

     Net loss                        ($2,672,000)            ($1,739,000)

     Basic and diluted loss
        per common share              $(0.34)                 $(0.89)

Note 4 - Deferred public relations costs
During 1997, the Company recorded $1,270,000 in deferred public relations costs associated with an agreement with a third party for public and investor relations services to be rendered over a five-year service period. The amount originally recorded included $650,000 in cash paid in advance and $670,000, representing the estimated fair value of 500,000 warrants issued to the third party. During the three months ended June 30, 1998, the Company had written off the unamortized balance of the deferred public relations costs since the services are no longer being provided by the investor relations firm. There are still 400,000 warrants outstanding in connection with this agreement.

During the three months ended June 30, 1998, the Company has entered into a new agreement for public and investor relations services to be provided over a one-year service period. The terms of the new agreement include the issuance of shares of common stock and warrants to purchase shares of the Company's common stock in exchange for the services. The impact of this new agreement on the consolidated financial statements as of and for the periods ended June 30, 1998 are immaterial.

Note 5 - Long-term Debt

During 1996, the Company entered into agreements to have a new brewery built by Blue II, LLC, a limited liability company affiliated with certain directors of the company ("Blue II"). Blue II constructed the new brewery building to the Company's specifications and is leasing the building to the Company. On July 19, 1996, in connection with the purchase of the equipment to be housed in the new brewery, the Company obtained a $1,500,00 revenue bond from the Maryland Economic Development Corporation ("MEDCO") and a $969,000 bridge loan from a bank which has been repaid. The $1,500,000 revenue bond was immediately assigned by MEDCO to a bank. In connection with the $1,500,000 revenue bond, the bank issued a note to the Company from the proceeds of the revenue bond. There are certain restrictive covenants existing on the $1,500,000 note payable to the bank. Among those covenants is a cash flow to debt service ratio for March 31, 1998. This covenant violation represents an event of default on the note and also a cross default on a $3,000,000 loan obtained by Blue II for the construction of the brewery for which the Company is a guarantor. During the first quarter of 1998, for both the $1,500,000 loan and $3,000,000 Blue II loan the bank has waived compliance with the cash flow to debt service covenant for the calendar quarters ending March 31, 1998, June 30, 1998 and September 30, 1998. The bank has also modified this covenant for the calendar quarter ending December 31, 1998 and for each quarter thereafter whereby the Company must maintain a cash flow to debt service ratio of 1.0 to 1. In addition, the bank modified the current ratio covenant whereby the Company must maintain a ratio of current assets to current liabilities of 1.0 to 1 as of calendar quarter March 31, 1998 and each calendar quarter thereafter. The Company anticipates it will be able to comply with these modified covenants. In exchange for these covenant modifications, the maturity date on the loans and the related capital lease obligation to Blue II was revised to May 1, 1999, the interest rate increased to the prime rate plus 1.25% for the Company's loan and the prime rate plus 1.5% for the Blue II loan, the Company is required to pay a loan modification fee of $25,000 payable in two installments of $10,000 and $15,000 on June 30, 1998 and September 30, 1998, respectively, and be responsible for all fees and expenses incurred by the bank in connection with preparation of the modification and use its best efforts to obtain replacement financing.

The Company and Blue II are currently negotiating with a local financial institution to refinance the Company's long-term debt. If such a refinancing occurs, it is likely that the interest rates will rise, the Company's rent payment to Blue II will rise and the Company's Chief Executive Officer and President will be required to provide personal guarantees of the $1,500,000 bond and the Blue II building lease. While management believes this debt refinancing will be completed during the third quarter of 1998, no assurances can be given that this will occur.

Based on the negotiations in process to refinance the notes payable, the Company has classified the majority of its loan and capital lease obligation as non-current. Should the refinancing not be completed, the note payable to the bank and the capital lease obligation would represent current liabilities.

Note 6 - Income Taxes
The Company accounts for income taxes under the asset and liability method. The Company has not recorded a provision for income taxes for the six month periods ended June 30, 1998 and 1997 based on the fact that the Company has incurred net operating losses during those periods. The Company has provided a full valuation allowance against its net deferred tax asset as of June 30, 1998.

Note 7 - Basic and Diluted Loss per Common Share
Effective December 31, 1997, the Company adopted Statement of Financial Accounting Standards No. 128, "Earnings Per Share," which requires the presentation of basic earnings per share and diluted earnings per share for all periods presented. Basic earnings per share is based on the weighted average number of outstanding common shares for the period. Diluted earnings per share adjusts the weighted average for the potential dilution that could occur if stock options, warrants, or other convertible securities were exercised or converted into common stock. Diluted earnings per share equals basic earnings per share for all periods presented because the effects of such items were anti-dilutive.

Notes to Financial Statements
June 30, 1998
(Unaudited)

Note 8 - New Accounting Standards
In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income," and Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related information," in June 1997, which are both effective for the year ending December 31, 1998. SFAS No. 130 establishes standards for reporting comprehensive income in a full set of general purpose financial statements either in the income statement or in a separate statement. SFAS No. 131 establishes standards for reporting information about operating segments, including related disclosures about products and services, geographic areas and major customers. The Company has adopted SFAS No. 130 during the first quarter of 1998 and has no items of comprehensive income to report.

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and hedging Activities." This Statement requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The Company will be required to adopt this new accounting standard by January 1, 2000. Management does not anticipate early adoption. The Company believes that the effect of adoption of SFAS No. 133 will not be material.

Note 9 - Issuance of Common Stock upon Conversion of Preferred Stock
During the three months ended June 30, 1998, the Company issued 3,114,670 shares of common stock upon the conversion of 185 shares of Series A Preferred Stock, 729 shares of Series C Preferred Stock, 219 shares of Series D and 1,235 shares of Series E Preferred Stock.

                         PART I. - FINANCIAL INFORMATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations for the Three and Six Months Ended June 30, 1998 and 1997

Overview of Significant Activities and Expenses

A net loss of ($1,936,003) or ($0.20) per common share was incurred during the second quarter of 1998. This compares to a net loss of ($907,243) or ($0.47) per common share during the second quarter of 1997. The year-to-date 1998 net loss is ($2,672,007) or ($0.34) per common share, versus a 1997 year-to-date net loss of ($1,552,744) or ($1.47) per common share.

Of the net loss for the second quarter of 1998, two items, both of which were non-cash charges, accounted for $1,191,200: $1,089,000 was charged as the result of the Company's decision to terminate its pre-paid, long-term contract with an investor relations firm; and $102,200 was charged as a result of the loss on the sale of surplus brewing equipment from the Wild Goose Brewery. Without these one-time charges, the net loss for the current quarter would have been $744,803 ($0.08 per share), a reduction of $205,381 as compared to the same period in 1997.

There were 9,502,833 weighted average common shares outstanding during the three months ended June 30, 1998, and 7,848,674 weighted shares outstanding during the six months ended June 30, 1998. During 1997 there were 2,026,309 weighted common shares outstanding in the second quarter, and 1,990,593 weighted shares year-to-date. The increase in shares between the second quarters of 1997 and 1998 relates primarily to the conversion of certain of the Company's Preferred shares into common stock, and by issuance of common stock due to the acquisition of Wild Goose Brewery and Brimstone Brewing Company.

The second quarter saw significant improvements in several key measures of the Company's operations. Cost of sales, a measure of production costs, fell to 70.2% of net sales ($110 per barrel) compared to 95% of net sales ($150 per barrel) in the same period in 1997. This improvement was due largely to increased utilization of plant capacity which reduced fixed plant overhead expenses per barrel and as a percentage of sales and a reduction of direct labor expense in packaging operations. Excluding the write-off of the terminated investor relations services contract, the Company's operating loss was reduced by 28.9% to $640,601 in the second quarter of 1998, compared to $900,638 during the same period of 1997. Despite a gross sales increase of 82%, SG&A expenses (again, excluding the termination of the investor relations services contract) increased by only 12% over the previous year. Gross revenues per barrel and wholesaler depletion allowances and incentive discounts were held steady, despite widely-reported discounting by competitive importers and craft brewers. Equally important, the Company's negative operating cash flow for the second quarter was reduced by more than $1 million (from $1,517,112 in 1997 to $456,827 in 1998), a decrease of nearly 70%, compared to the same period a year ago.

During the second quarter of 1998 record quarterly sales levels were achieved. The Company's gross sales increased 82.2% to $1,595,010 from $875,416 in the second quarter of 1997; this on top of a 281.8% increase in gross sales during the first quarter of 1998 versus the first quarter of 1997. Year-to-date 1998 gross sales of $2,609,847 were 128.7% greater than the $1,141,230 recorded in the first six months of 1997. The quarterly and year-to-date sales growth is attributable to: (1) sales of the Wild Goose and Brimstone brands which were acquired in the first quarter of 1998; (2) concentrated local marketing, promotional and sales efforts in all product lines; (3) sales of Hempen Ale and Hempen Gold which were introduced during the second and third quarters of 1997 respectively and the geographic distribution of which has increased steadily; and (4) the Company's new and upgraded brewing and packaging facilities and equipment, which reached full capacity in June of 1997.

Management believes that caution should be exercised when comparing 1997 and 1998 quarterly and year-to-date sales results. Because production at the new brewery did not reach full capacity until June of 1997, the Company was unable to produce sufficient quantities of all products, which artificially depressed sales. Direct production labor costs were higher during the prior year because the automated packaging equipment did not become fully operational until the third quarter of 1997. These factors are partially off-set by the fact that the Company had not drawn down all of the loans or received all of the leased equipment used to construct and outfit the new brewery until late in the second quarter and, consequently, interest, depreciation and equipment lease expenses were lower during the first half of 1997 than in subsequent periods. Therefore comparisons of revenues, production costs, interest and other expenses between 1997 and 1998 are not fully indicative of the Company's business trend or prospects.

Management's Discussion and Analysis
For the Three and Six Months Ended June 30, 1998 and 1997

However, management does believe that initiatives begun in the first quarter of 1998, and continued into the second quarter, will positively effect gross sales, production costs, and general and administrative costs in future periods. The Wild Goose and Brimstone brands were brought under the Company's product portfolio via acquisition and the ongoing expansion of Hempen product distribution into new markets and new promotional programs for the Blue Ridge brand should contribute to future sales growth, as should recently formed strategic alliances in which the Company will produce beer under brands owned, in whole or in part, by others. Improved plant capacity utilization with increased sales, somewhat lower per unit direct production costs, and lowered production overhead costs should continue to increase the gross profit line. A restructuring of the sales department, elimination of certain production, management, marketing, accounting and administrative positions, and an executive management salary decrease should continue to decrease SG&A costs. The Company will continue to seek viable additional brand licenses and acquisitions, and is currently in discussions with several companies with the goal of increasing its market share in areas outside its core marketing area, increasing sales revenues, and further increasing plant production to achieve economies of scale.

Review of Operations

The following table sets forth certain items derived from the Company's Statements of Operations, expressed as a percentage of net sales, for the three and six month periods ended June 30, 1998 and 1997.

                                                                  Percentage of Net Sales for the Periods ended June 30
                                                        ------------------------------------- ------------------------------------
                                                                    Three Months                          Six Months
                                                        ------------------------------------- ------------------------------------
                                                              1998               1997               1998              1997
                                                        ------------------ ------------------ ----------------- ------------------
Gross Sales                                                  114.8%             113.8%             113.0%            116.0%
Less Depletions, allowances and excise taxes                  14.8               13.8               13.0              16.0
                                                            ------             ------             ------            ------
Net Sales                                                    100.0              100.0              100.0             100.0
Cost of Sales                                                 70.2               95.0               77.1             114.7
                                                            ------             ------             ------            ------
Gross Profit/(Loss)                                           29.8                5.0               22.9             (14.7)
Selling, General and Administrative Expenses                  75.9              122.1               77.9             145.9
Write-off of Net Deferred Public Relations Costs              78.4                -0-               47.2               -0-
                                                            ------             ------             ------            ------
Operating Loss                                              (124.5)            (117.1)            (102.2)           (160.6)
(Gain)/Loss on Sale of Equipment                               7.4               (9.7)               4.3             (13.8)
Interest Expense, net                                          7.4               10.5                9.2              11.1
                                                            ------             ------             ------            ------
Net Loss                                                    (139.3)            (117.9)            (115.7)           (157.9)
                                                            ------             ------             -------           -------


Sales

Gross sales in the second quarters of 1998 and 1997 were $1,595,010 and $875,416 respectively, an increase of $719,594 or 82.2%. Year-to-date sales were $2,609,847 in 1998, and $1,141,230 in 1997, a year to year increase of
$1,468,617 or 128.7%. Sales of Wild Goose and Brimstone products began late in the first quarter of 1998, and contributed $527,000 and $41,000 respectively to second quarter gross sales, and $799,000 and $84,000 respectively to year-to-date gross sales.

Second quarter volumes shipped were 8,861 barrels in 1998 and 4,864 barrels in 1997, an increase of 3,997 barrels or 82.2%. Year-to-date volumes shipped were 14,567 barrels in 1998, and 6,470 barrels in 1997, a year to year increase of 8,097 barrels or 125.1%.

Revenues per barrel were $180 in both the second quarters of 1998 and 1997. Year-to-date per barrel revenues were $179 in 1998 and $176 in 1997, an increase of $3 per barrel. This small increase is largely due to increased sales of higher-priced seasonal beers in 1998 during the first quarter.

Management's Discussion and Analysis
For the Three and Six Months Ended June 30, 1998 and 1997

Returns, Depletions and Excise Taxes

Returns, depletion allowances (the Company's contribution to volume discounts offered by wholesalers to retailers) and excise taxes were $40,100 (2.9% of net revenues); $75,500 (5.4%) and $90,024 (6.5%); respectively during the second quarter of 1998, for a total of $205,624 (14.8% of net revenues) compared to $13,800 (1.8%); $49, 800 (6.5%); and $42,623(4.9%), respectively, for a total of
$106,233 (13.8% of net revenues). The higher rate of returns reflects the fact that, due to the Company's inability to produce all of the products ordered by its customers in 1997, inventory levels were very low and little product was unsold by its expiration date, relative to the same period in 1998. For the six months ending June 30, 1998, returns, depletion allowances and excise taxes were $47,200 (2% of net revenues); $122,400 (5.3%); and $131,145 (5.7%), respectively; for a total of $300,745 (13% of net revenues) compared to $37,500 (3.8%); $60,100 (6.1%); and $60,164 (6.1%), respectively; for a total of
$157,764 (16% of net revenues) for the first half of 1997. The higher rate of returns and discounts in 1997 resulted from the Company's effort to reduce wholesaler inventory levels in the first quarter, in anticipation of new packaging and higher quality product from the new brewery. State excise taxes vary, depending on where the beer is to be sold. In some jurisdictions, including Maryland and Pennsylvania, the brewer is required to pay the tax while in others, such as the District of Columbia and Virginia, the tax is paid by the wholesale distributor to whom the beer is shipped. State excise tax rates vary from state to state, as well. The Company currently also pays a $7 per barrel federal excise tax on all beer sold in the United States.


Cost of Sales

Second quarter cost of sales for 1998 and 1997 were $974,916 and $730,353 respectively, (or 70.2% and 95.0% of net sales), an increase of $244,563 or 33.4% over 1997 on a gross sales increase of 82.2%. Year-to-date costs of sales were $1,779,718 in 1998 and $1,127,819 in 1997 (or 77.1% and 114.7% of net sales respectively) on a gross sales increase of 128.7%. Production costs as a percentage of revenues declined primarily because of the large increase in plant capacity utilization brought about by the increase in sales. Production overhead expenses (management and supervisory salaries, quality assurance and brewery repairs and maintenance expenses, depreciation charges, utilities, equipment rentals and lease payments) declined from $74.16 per barrel ($360,734 on 4864 barrels) in the second quarter of 1997 to $42.25 per barrel ($374,363 on 8861 barrels) in the second quarter of 1998. Production overhead expenses for the first half of 1998 were $741,518 ($51 per barrel), and $485,919 ($75 per barrel) in 1997. The increase in production overhead was primarily the result of owning, maintaining and operating the new brewery for all the 1998 period compared to only a portion of the same period in 1997

Direct variable product costs (ingredients, packaging materials and direct production labor) were $600,553 ($68 per barrel) during the second quarter of 1998 compared to $369,619 ($76 per barrel) in 1997. For the first half of 1998, direct variable costs were $1,038,200 ($71 per barrel), compared to $641,900 ($99 per barrel) in 1997. Bulk purchasing of raw ingredients, primarily malted barley, glass bottles, and paper packaging materials, which began during the second quarter of 1997 accounted for the much of the reduction in year-to-year per unit direct costs. Improved labor productivity made possible by larger batch sizes and a higher degree of automation also contributed to the direct cost reduction.

Management's Discussion and Analysis
For the Three and Six Months Ended June 30, 1998 and 1997

Selling, General and Administrative Expenses

Selling, general and administrative expenses ("SG&A") were $1,055,071 and $939,478, an increase of 12.3%, in the second quarters of 1998 and 1997, respectively, or 75.9% and 122.1% of net sales in the two periods. While marketing, advertising, finance and accounting declined during the quarter compared to the same period in 1997; increases in legal and accounting fees, costs associated with the Company's annual report and meeting of shareholders, sales personnel costs, and other salary and benefit expenses caused total SG&A to increase for the period. For the six months ended June 30, SG&A increased by 25.6% to $1,802,411 (78% of net sales) in 1998 compared to $1,435,547 (146% of net sales) in 1997. The Company's SG&A spending for the first half of 1998 increased over 1997 levels primarily due to increased costs described above and due to payroll related costs in the marketing department and increased travel and other expenses associated with an larger sales staff and a broader geographic distribution of the Company's products compared to the year-earlier period.

The Company instituted an SG&A expense reduction program during the second quarter of 1998. The goal of the program is to reduce annual personnel-related expenditures by approximately $375,000 below first quarter 1998 levels. Six salaried staff positions have been eliminated, and senior management have accepted salary reductions in exchange for restricted stock to be issued as of year-end 1998. These cost savings will be fully realized beginning in the third quarter of 1998.

Write-off of Net Deferred Public Relations Costs

A non-cash expense of $1,089,000 was incurred in the second quarter of 1998 to reflect the write-off of a terminated contract for investor relations services. This action will eliminate approximately $68,000 in quarterly expenses and will help to improve future operating results. This cost reduction will be partially offset by the lower expense of the Company's new investor relations services firm.

(Gain)/Loss on Sales of Equipment

Second quarter loss on sale of equipment was ($102,205) reflecting the below cost auction sale of equipment which became obsolete when the Company closed the former Wild Goose brewery and moved all production to the Company's brewery in Frederick. The Company had realized a gain of $74,187 in 1997 from the sale of brewing equipment from its old brewery which was closed in March of 1997. Year-to-date net losses on the disposition of obsolete equipment were ($99,545) in 1998 versus a gain of $135,523 for the first six months of 1997.

Interest Expense (Net)

Net interest expense was $104,197 in the second quarter of 1998 compared with $80,792 in 1997. Year-to-date 1998 net interest expense was $210,435 reflecting interest income of $50,613 and interest expense of $261,048, versus a 1997 net expense of $108,367.

Income Tax Provision

The Company has incurred net operating losses during both 1998 and 1997 and, accordingly, no provisions for income taxes have been provided on the Statements of Operations. The Company has recorded a full valuation allowance against the net deferred tax asset.

Liquidity and Capital Resources

Due to losses experienced during the start-up, rapid expansion of Company operations and brand acquisitions, operations to date have been funded primarily from private and public placements of common and preferred stock and by loans from stockholders and financial institutions. As of June 30, 1998, the Company had working capital of approximately $191,388. As of June 30, 1997, the Company had working capital of $327,248.

On August 3, 1998 the Company closed a private placement of 573,476 shares of restricted common stock for gross proceeds of $500,000 with two foreign investors. Management expects to close a similar private placement for an additional $500,000 before August 31, 1998. The proceeds of these offerings will be used for working capital, the purchase and installation of brewery

Management's Discussion and Analysis
For the Three and Six Months Ended June 30, 1998 and 1997

equipment to improve wastewater treatment systems and reduce labor costs and for the design and production of new packaging and marketing materials to be used in the production and sale of new brands acquired via strategic alliances.

The commercial mortgage on the land and building comprising the Company's brewery and the term loan secured by the Company's brewing equipment, current assets, trademarks and goodwill are due to be paid in full to First Union National Bank on May 1, 1999. Management has worked with the owner of the real estate assets, Blue II LLC, to refinance the mortgage loan and expects that this loan will be re-financed on a long-term basis during the third quarter of 1998 by a local commercial bank. Management is applying, both independently and through a consultant to similarly refinance the equipment loan. Management is confident that both loans will be re-financed on a long-term basis before the end of 1998.

Net cash used for operations in the second quarter of 1998 was $456,827, versus $1,517,112 in the second quarter of 1997. Year-to-date net cash used for operations was $1,166,063 in 1998 and $2,727,884 in 1997.

Net cash used for investing was $61,195 in the second quarter of 1998 versus $638,112 in the second quarter of 1997. Investment funds used year-to-date was $638,112 in 1998, and $1,452,193 in 1997.

Net cash used for financing in the second quarter of 1998 was $74,269 versus $507,655 in 1997. Financing usage called for $186,505 year-to-date 1998 versus an inflow of funds of $4,566,877 in 1997.

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

                          PART II. - OTHER INFORMATION
            For the Three and Six Months Ended June 30, 1998 and 1997


                              FREDERICK BREWING CO.


Item 1.  Legal Proceedings
--------------------------
In June of 1998, the Architectural firm which designed and supervised the construction of the new brewery made formal demand for the payment of approximately $51,000 in disputed invoices for services rendered during 1997. After negotiations, a settlement was reached whereby the Company paid $25,000 and both parties mutually released each other from all other claims.

Item 2. Changes in Securities ------------------------------ During the three months ended June 30, 1998, the Company issued 3,114,670 shares of common stock upon the conversion of 185 shares of Series A, 729 shares of Series C, 219 shares of Series D and 1235 shares of Series E Preferred Stock. The Company also issued 1,068,933 shares of common stock to former equity holders of Wild Goose (see Note 3). As a result, 11,594,634 of the Company's 19,000,000 authorized shares of common stock had been issued, as of June 30, 1998. As of July 31, 1998, an additional 2,151,819 shares had been issued upon the conversion of 100 shares of Series C Preferred Stock, 1305 shares of Series E Preferred Stock and the exercise of 370 employee stock options, for a total of 13,746,453 common shares, 1643 Series A Preferred Shares and 460 shares of Series E Preferred Stock outstanding.

Item 3.  Defaults Upon Senior Securities
----------------------------------------
None.

Item 4.  Submission of Matters to a Vote of Security Holders
------------------------------------------------------------
Not applicable.

Item 5.  Other Information
--------------------------
None.

Other Information
For the Three and Six Months Ended June 30, 1998 and 1997
--------------------------------------------------------------------------------

Item 6.  Exhibits and Reports on Form 8-K
--------------------------------------------------------------------------------
         (a) Exhibits Filed:

             Index to Exhibits
--------------------------------------------------------------------------------

             10.1 Financial Public Relations Agreement by and between I. W. Miller Group, Inc. and Frederick Brewing Co. dated effective June 12, 1998.

             10.2 Contract Brewing Agreement by and between MOJO Highway Brewing Company, LLC and Frederick Brewing Co. dated June 19, 1998.

             10.3 Operating Agreement by and between MOJO Highway Brewing Company and Frederick Brewing Co. dated June 19, 1998.

             27.1   Financial Data Schedule

             27.2   Financial Data Schedule

             99.1 Safe Harbor Under the Private Securities Litigation Reform Act of 1995

             99.2   Press Release, April 1, 1998

             99.3   Press Release, April 14, 1998

             99.4   Press Release, May 12, 1998

             99.5   Press Release, May 15, 1998

             99.6   Press Release, May 19, 1998

             99.7   Press Release, May 22, 1998

             99.8   Press Release, June 8, 1998

             99.9   Press Release, June 8, 1998

             99.10  Press Release, June 17, 1998


         (b) Reports on Form 8-K
                     As filed on April 10, 1998.

                                   SIGNATURES

In accordance with the requirements of the Securities and Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                 Frederick Brewing Co.


Date  August 5, 1998                             /s/  Kevin E. Brannon
      --------------                             --------------------------
                                                 Kevin E. Brannon
                                                 Chairman of the Board and
                                                 Chief Executive Officer


Date  August 5, 1998                             /s/ Leslie P. Harper
      --------------                             --------------------------
                                                 Leslie P. Harper
                                                 Chief Financial Officer