Form 10QSB
period 1998-09-30
FREDERICK BREWING CO
filed 1998-11-05
CIK 926978

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                  FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1998.

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

        FOR THE TRANSITION PERIOD FROM ______________ TO ______________

                        COMMISSION FILE NUMBER: 0-27800

                             FREDERICK BREWING CO.
       (EXACT NAME OF SMALL BUSINESS ISSUER AS SPECIFIED IN ITS CHARTER)

                            ------------------------

                        MARYLAND                                                 52-1769647
                ------------------------                                  ------------------------
    (STATE OR OTHER JURISDICTION OF INCORPORATION OR                (I.R.S. EMPLOYER IDENTIFICATION NO.)
                     ORGANIZATION)

                           4607 WEDGEWOOD BOULEVARD,
                           FREDERICK, MARYLAND 21703
              (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES) (ZIP CODE)

                            ------------------------

                                 (301) 694-7899
                (ISSUER'S TELEPHONE NUMBER, INCLUDING AREA CODE)

                            ------------------------

                                 NOT APPLICABLE
   (FORMER NAME, FORMER ADDRESS AND FORMER FISCAL YEAR, IF CHANGED SINCE LAST
                                    REPORT)

     Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

                  TITLE OF EACH CLASS                      NUMBER OF SHARES OUTSTANDING AS OF SEPTEMBER 30, 1998
--------------------------------------------------------  --------------------------------------------------------
            Common Stock, $0.00004 Par Value                                     13,905,393

     Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                             FREDERICK BREWING CO.
                              INDEX TO FORM 10-QSB

PART I. FINANCIAL INFORMATION
                                                                                                                PAGE
                                                                                                                ----
Item 1. Financial Statements
          Consolidated Balance Sheet (unaudited) September 30, 1998..........................................     3
          Consolidated Statements Of Cash Flows (Unaudited)
            Three and Nine Months Ended September 30, 1998 and 1997..........................................     4
          Consolidated Statements Of Operations (Unaudited)
            Three and Nine Months Ended September 30, 1998 and 1997..........................................     5
          Notes to Unaudited Consolidated Financial Statements...............................................     6
Item 2. Management's Discussion and Analysis.................................................................    10

PART II. OTHER INFORMATION
Item 1. Legal Proceedings....................................................................................    16
Item 2. Changes in Securities................................................................................    16
Item 3. Defaults Upon Senior Securities......................................................................    16
Item 4. Submission of Matters to a Vote of Security Holders..................................................    16
Item 5. Exhibits and Reports on Form 8-K.....................................................................    16
SIGNATURES...................................................................................................    17

                                    PART I.
                             FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                           FREDERICK BREWING COMPANY
                          CONSOLIDATED BALANCE SHEETS

                                                                                                      SEPTEMBER 30,
                                                                                                          1998
                                                                                                      -------------
                                                                                                       (UNAUDITED)
                                              ASSETS
CURRENT ASSETS:
Cash and cash equivalents..........................................................................    $   190,077
Cash--restricted...................................................................................         12,475
Trade receivables, net of allowance for doubtful accounts of $35,076...............................        876,614
Inventories, net...................................................................................        916,310
Prepaid expenses and other current assets..........................................................        325,800
                                                                                                      -------------
    Total Current Assets...........................................................................      2,321,276
                                                                                                      -------------
Property and equipment, net........................................................................      8,173,297
Intangibles, net...................................................................................        461,848
Goodwill, net......................................................................................      2,551,839
Investment in joint venture........................................................................            384
Other assets.......................................................................................        229,387
                                                                                                      -------------
    TOTAL ASSETS...................................................................................    $13,738,031
                                                                                                      -------------
                                                                                                      -------------

                               LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Current maturities of long-term debt...............................................................    $ 1,325,314
Capital lease obligations, current portion.........................................................      2,902,092
Accounts payable...................................................................................      1,249,975
Accrued liabilities................................................................................        315,867
                                                                                                      -------------
    Total Current Liabilities......................................................................      5,793,248
                                                                                                      -------------
Long-term debt.....................................................................................        940,434
                                                                                                      -------------
    Total Liabilities..............................................................................      6,733,682
                                                                                                      -------------
                                                                                                      -------------

STOCKHOLDERS' EQUITY:
Preferred stock--$.01 par value, 1,000,000 shares authorized:
  Cumulative, convertible Series A, 1,643 shares and outstanding,..................................        614,633
  Convertible Series B, 0 shares issued and outstanding............................................             --
  Convertible Series C, 0 shares issued and outstanding............................................             --
  Convertible Series D, 0 shares issued and outstanding............................................             --
  Convertible Series E, 360 shares issued and outstanding..........................................        434,000
  Convertible Series F, 1,000 shares issued and outstanding........................................        795,100
Common stock--$0.00004 par value, 19,000,000 shares authorized, 13,905,393 shares issued and
  outstanding......................................................................................            556
Additional paid-in capital.........................................................................     20,057,281
Accumulated deficit................................................................................    (14,897,221)
                                                                                                      -------------
    Total stockholders equity......................................................................      7,004,349
                                                                                                      -------------
    TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY.....................................................    $13,738,031
                                                                                                      -------------
                                                                                                      -------------

  The accompanying notes are an integral part of these consolidated financial statements.

                           FREDERICK BREWING COMPANY
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                               THREE MONTHS ENDED            NINE MONTHS ENDED
                                                                 SEPTEMBER 30,                 SEPTEMBER 30,
                                                           --------------------------    --------------------------
                                                              1998                          1998
                                                           -----------       1997        -----------       1997
                                                                          -----------                   -----------
                                                                          (UNAUDITED)                   (UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss................................................    $(735,493)    $(1,211,591)   $(3,407,500)   $(2,764,335)
Adjustments to reconcile net loss to net cash used for
  operating activities:
  Depreciation and amortization.........................      270,178         197,330        774,401        462,716
  Write-off of net deferred public relations costs......                           --      1,089,000             --
  Equity in loss of investee............................         (384)             --           (384)            --
  Loss on sale of equipment.............................                           --         99,545             --
  Change in operating assets and liabilities:
     Trade receivables..................................     (158,113)       (105,985)      (495,244)      (297,028)
     Inventories........................................      (75,474)       (110,762)      (438,301)      (207,166)
     Prepaid expenses and other current assets..........      (85,174)         82,332       (221,190)      (274,315)
     Other assets.......................................       13,266         (41,604)        (9,830)      (676,118)
     Accounts payable...................................      359,647         (61,325)       931,979       (223,243)
     Accrued liabilities................................     (190,990)             --        (91,076)            --
                                                           -----------    -----------    -----------    -----------
Net cash used for operating activities..................     (602,537)     (1,251,605)    (1,768,600)    (3,979,489)
                                                           -----------    -----------    -----------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment......................      (87,123)       (489,165)      (320,356)    (1,969,064)
Purchase of intangibles.................................      (14,463)        (16,002)      (105,174)      (142,896)
Purchase of business, net of cash acquired..............           --              --       (834,611)            --
Proceeds from sale of equipment.........................           --              --         94,060        154,600
                                                           -----------    -----------    -----------    -----------
Net cash used for investing activities..................     (101,586)       (505,167)    (1,166,081)    (1,957,360)
                                                           -----------    -----------    -----------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from long-term debt............................           --              --             --      1,636,485
Payments on debt obligations & capital leases...........      (96,717)       (224,481)      (283,222)    (1,936,417)
Proceeds from issuance of preferred stock, net..........      359,100       1,768,245        359,100      5,793,246
Proceeds from issuance of common stock, net.............      436,000              --        436,000             --
Restricted cash.........................................           --          (4,439)            --        612,888
                                                           -----------    -----------    -----------    -----------
Net cash provided by financing activities...............      698,383       1,539,325        511,878      6,106,202
                                                           -----------    -----------    -----------    -----------
NET INCREASE/(DECREASE) IN CASH AND CASH EQUIVALENTS....       (5,740)       (217,447)    (2,422,803)       169,353
CASH AND CASH EQUIVALENTS, BEGINNING OF
  PERIOD................................................      195,817         435,790      2,612,880         48,990
                                                           -----------    -----------    -----------    -----------
CASH AND CASH EQUIVALENTS, END OF PERIOD................    $ 190,077     $   218,343    $   190,077    $   218,343
                                                           -----------    -----------    -----------    -----------
                                                           -----------    -----------    -----------    -----------

  The accompanying notes are an integral part of these consolidated financial statements.

                           FREDERICK BREWING COMPANY
                      CONSOLIDATED STATEMENT OF OPERATIONS

                                                                 THREE MONTHS                  NINE MONTHS
                                                             ENDED SEPTEMBER 30,           ENDED SEPTEMBER 30,
                                                          --------------------------    --------------------------
                                                             1998                          1998
                                                          -----------       1997        -----------       1997
                                                                         -----------                   -----------
                                                                         (UNAUDITED)                   (UNAUDITED)
Gross Sales............................................   $ 1,603,212    $ 1,072,961    $ 4,213,059    $ 2,214,191
Less: Depletions, allowances, and excise taxes.........       189,595        147,363        490,340        305,127
                                                          -----------    -----------    -----------    -----------
     Net sales.........................................     1,413,617        925,598      3,722,719      1,909,064
     Cost of sales.....................................     1,071,373        813,071      2,851,091      1,940,890
                                                          -----------    -----------    -----------    -----------
     Gross profit (loss)...............................       342,244        112,527        871,628        (31,826)
Selling, general and administrative expenses...........       863,277      1,228,191      2,665,688      2,663,738
Minority Interest......................................         4,985             --          4,985             --
Write-off of net deferred public relations costs.......            --             --      1,089,000             --
                                                          -----------    -----------    -----------    -----------
     Operating loss....................................      (526,018)    (1,115,664)    (2,888,045)    (2,695,564)
(Gain)/loss on sale of equipment.......................            --             --         99,545       (135,523)
Interest expense, net..................................       209,475         95,927        419,910        204,294
                                                          -----------    -----------    -----------    -----------
Net loss before tax provision..........................      (735,493)    (1,211,591)    (3,407,500)    (2,764,335)
Provision for income taxes.............................            --             --             --             --
                                                          -----------    -----------    -----------    -----------
Net loss...............................................      (735,493)    (1,211,591)    (3,407,500)    (2,764,335)
Preferred stock deemed dividend requirements...........      (247,000)      (928,626)      (275,627)    (2,283,080)
                                                          -----------    -----------    -----------    -----------
Net loss attributable to common shareholders...........   $  (982,493)   $(2,140,217)   $(3,683,127)   $(5,047,415)
                                                          -----------    -----------    -----------    -----------
                                                          -----------    -----------    -----------    -----------
BASIC AND DILUTED LOSS PER COMMON SHARE:
     Net loss before preferred stock dividend
       requirements....................................   $     (0.05)   $     (0.44)   $     (0.36)   $     (1.23)
     Preferred stock dividend requirements.............         (0.02)         (0.34)         (0.03)         (1.02)
                                                          -----------    -----------    -----------    -----------
     Net loss per common share.........................   $     (0.07)   $     (0.78)   $     (0.39)   $     (2.25)
                                                          -----------    -----------    -----------    -----------
                                                          -----------    -----------    -----------    -----------
Weighted average common shares outstanding.............    13,562,750      2,736,333      9,346,720      2,239,173
                                                          -----------    -----------    -----------    -----------
                                                          -----------    -----------    -----------    -----------

                             FREDERICK BREWING CO.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1998
                                  (UNAUDITED)

NOTE 1--BASIS OF PRESENTATION

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

     Operating results for the three and nine months ended September 30, 1998 are not necessarily indicative of the results that may be expected for the year ending December 31, 1998, or for any other period. For information relating to the financial position and the results of operations and cash flows of the Company as of and for the year ended December 31, 1997, refer to the financial statements included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1997 and in its 1997 Annual Report to shareholders.

NOTE 2--PRINCIPLES OF CONSOLIDATION

     The consolidated financial statements as of and for the three and nine months ended September 30, 1998 include the accounts of the Company and its wholly-owned subsidiaries, Wild Goose Brewery, Inc. (Wild Goose) and Brimstone Brewing Company, Inc. (Brimstone), from their dates of acquisition during the first quarter of 1998. (see Note 3) All significant intercompany accounts and transactions have been eliminated in consolidation.

NOTE 3--ACQUISITIONS

     In January 1998, the Company acquired 100% of the outstanding equity securities (comprised of 50,000 shares of preferred stock and 10,000 shares of common stock) of Wild Goose and all of the brands, formulas, copyrights, trademarks and related intangible assets of Brimstone.

     The consideration paid for Wild Goose consisted of the issuance of 1,192,086 shares of the Company's common stock with an aggregate value of $2,419,935 plus the repayment of approximately $532,000 in notes payable and the assumption of other liabilities. A total of 123,153 shares of the common stock are being withheld by the Company to account for any undisclosed liabilities or uncollectible accounts which may be discovered.

     The consideration paid for Brimstone consisted of 80,000 shares of the Company's common stock with a value of $162,000. Both the Wild Goose and Brimstone acquisitions were accounted for under the purchase method of accounting.

     The purchase price for each acquisition has been allocated to the assets acquired and liabilities assumed, based on their estimated fair values. The $2,734,113 excess of the purchase price over the net assets acquired was recorded as goodwill and is being amortized over 10 years.

     Results of operation for Wild Goose and Brimstone are included with those of the Company subsequent to the date of acquisition. Results for the three and nine months ended September 30, 1998 reflect that all production of Brimstone and Wild Goose products was transferred to the Company's facility in January and February, respectively, that operations at the Wild Goose brewery ceased as of the effective date of the acquisition (January 29, 1998) and that the Company's gross sales from the dates of acquisition to September 30, 1998 included $156,000 of Brimstone products and $1,414,000 of Wild Goose products.

     The following unaudited pro forma summary presents the consolidated results of operations as if the acquisitions had been completed at the beginning of the periods presented and does not purport to be indicative of

                             FREDERICK BREWING CO.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

                               SEPTEMBER 30, 1998
                                  (UNAUDITED)

NOTE 3--ACQUISITIONS--(CONTINUED)
what would have occurred had the acquisitions actually been made as of such date or of results which may occur in the future.

                                                         NINE MONTHS ENDED     NINE MONTHS ENDED
                                                         SEPTEMBER 30, 1998    SEPTEMBER 30, 1997
                                                         ------------------    ------------------
Net sales.............................................      $  3,877,750          $  3,616,000
Net loss..............................................      $  3,421,244          $  2,970,000
Basic & diluted loss per common share.................      $      (0.39)         $      (2.25)

NOTE 4--INCOME TAXES

     The Company accounts for income taxes under the asset and liability method. The Company has not recorded a provision for income taxes for the nine month periods ended September 30, 1998 and 1997 based on the fact that the Company has incurred net operating losses during those periods. The Company has provided a full valuation allowance against its net deferred tax asset as of September 30, 1998.

NOTE 5--LONG-TERM DEBT

     During 1996, the Company entered into agreements to have a new brewery built by Blue II, LLC, a limited liability company affiliated with certain directors of the Company ('Blue II'). Blue II constructed the new brewery building to the Company's specifications and is leasing the building to the Company. On July 19, 1996, in connection with the purchase of the equipment to be housed in the new brewery, the Company obtained a $1,500,000 revenue bond from the Maryland Economic Development Corporation ('MEDCO') and a $969,000 bridge loan from a bank which has been repaid. The $1,500,000 revenue bond was immediately assigned by MEDCO to a bank. In connection with the $1,500,000 revenue bond, the bank issued a note to the Company from the proceeds of the revenue bond. There are certain restrictive covenants existing on the $1,500,000 note payable to the bank. Among those covenants is a cash flow to debt service ratio. Violation of this or any other covenant would represent an event of default on the note and also a cross default on a $3,000,000 loan obtained by Blue II for the construction of the brewery for which the Company is a guarantor. For both the $1,500,000 loan and $3,000,000 Blue II loan, the bank has waived compliance with the cash flow to debt service covenant for the calendar quarters ending March 31, 1998, June 30, 1998 and September 30, 1998. The bank has also modified this covenant for the calendar quarter ending December 31, 1998 and for each quarter thereafter whereby the Company must maintain a cash flow to debt service ratio of 1.0 to 1. In addition, the bank has modified the current ratio covenant whereby the Company must maintain a ratio of current assets to current liabilities of 1.0 to 1 as of calendar quarter ended March 31, 1998 and each calendar quarter thereafter. As of September 30, 1998, the Company was in violation of the current ratio convenant which represents an event of default on the Company's loan and the Blue II loan. The Company is seeking a waiver from the bank relative to this violation.

     In exchange for these covenant modifications, the maturity date on the loans and the related capital lease obligation to Blue II was revised to May 1, 1999, the interest rate increased to the prime rate plus 1.25% for the Company's loan and the prime rate plus 1.5% for the Blue II loan, the Company paid a loan modification fee of $25,000 in two installments of $10,000 and $15,000 on June 30, 1998 and September 30, 1998, respectively, and is responsible for all fees and expenses incurred by the bank in connection with preparation of the modification and will use its best efforts to obtain replacement financing. The Company and Blue II are currently negotiating with a local financial institution to refinance the Company's long-term debt. If such a refinancing occurs, it is likely that the interest rates will rise, the Company's rent payment to Blue II will rise and the Company's Chief Executive Officer and President will be required to provide personal guarantees of the $1,500,000 bond and the Blue II building lease. While management believes this debt refinancing will be completed during the fourth

                             FREDERICK BREWING CO.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

                               SEPTEMBER 30, 1998
                                  (UNAUDITED)

NOTE 5--LONG-TERM DEBT--(CONTINUED)
quarter of 1998, no assurance can be given that this will occur. As of September 30, 1998, the Company's current liabilities exceed its current assets. Management must obtain an extension on the maturity date of these loans or an alternative financing arrangement to continue funding its current operations and meet its current obligations as they came due.

NOTE 6--BASIC AND DILUTED LOSS PER COMMON SHARE

     Effective December 31, 1997, the Company adopted Statement of Financial Accounting Standards No. 128, 'Earnings Per Share,' which requires the presentation of basic earnings per share and diluted earnings per share for all periods presented. Basic earnings per share is based on the weighted average number of outstanding common shares for the period. Diluted earnings per share adjusts the weighted average for the potential dilution that could occur if stock options, warrants, or other convertible securities were exercised or converted into common stock. Diluted earnings per share equals basic earning per share for all periods presented because the effect of such items was anti-dilutive.

NOTE 7--NEW ACCOUNTING STANDARDS

     In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, 'Reporting Comprehensive Income,' and No. 131, 'Disclosures about Segments of an Enterprise and Related Information,' which are both effective for the year ending December 31, 1998. SFAS No. 130 establishes standards for reporting comprehensive income in a full set of general purpose financial statements either in the income statement or in a separate statement. SFAS No. 131 establishes standards for reporting information about operating segments, including related disclosures about products and services, geographic areas and major customers. The Company has adopted SFAS No. 130 during the first quarter of 1998 and has no items of comprehensive income to report.

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, 'Accounting for Derivative Instruments and Hedging Activities.' This Statement requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The Company will be required to adopt this new accounting standard by January 1, 2000. Management does not anticipate early adoption. The Company believes that the effect of adoption of SFAS No. 133 will not be material.

NOTE 8--ISSUANCES OF COMMON STOCK

     During the three months ended September 30, 1998, the Company issued 2,310,759 shares of common stock upon the conversion of 100 shares of Series C, 1405 shares of Series E Preferred Stock, and the exercise of 1558 employee stock options.

     The Company also issued 573,476 shares of Restricted common stock on August 3, 1998 for gross proceeds of $500,000. These shares were subsequently converted into 500 shares of Series F Preferred Stock (see Note 9).

NOTE 9--ISSUANCE OF SERIES F PREFERRED STOCK

     On September 2, 1998, the Company issued 1,000 shares of Series F Preferred Stock for $500,000 in cash and the conversion of 573,476 shares of restricted common stock. The Series F shares are immediately convertible into common stock at the lesser of $0.70 per share or 80% of the average of the three lowest closing bid prices of the common stock for the seven days preceding the conversion. The Company has recorded a deemed dividend of $247,000 and $275,000 for the three and nine months ended September 30, 1998 to reflect

                             FREDERICK BREWING CO.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

                               SEPTEMBER 30, 1998
                                  (UNAUDITED)

NOTE 9--ISSUANCE OF SERIES F PREFERRED STOCK--(CONTINUED) the beneficial conversion feature related to this preferred stock issuance. The deemed dividend was recognized immediately upon the issuance of the Series F shares.

     In connection with the issuance of the Series F Preferred Stock the Company issued 200,000 warrants with exercise prices ranging from $0.75 per share to $0.98 per share. The Company determined the aggregate value of these warrants on the date of grant to be approximately $74,600, based on the Black Scholes valuation model. This value was recorded as a cost of the Series F offering and deducted from the proceeds.

                         PART I.--FINANCIAL INFORMATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997

OVERVIEW OF SIGNIFICANT ACTIVITIES AND EXPENSES

     A net loss of ($735,493) or ($0.05) per common share was incurred during the third quarter of 1998. This compares to a net loss of ($1,211,591) or ($0.44) per common share during the third quarter of 1997, before preferred stock deemed dividends. The year-to-date 1998 net loss is ($3,407,500) or ($0.36) per common share, versus a 1997 year-to-date net loss of ($2,764,335) or ($1.23) per common share, again excluding the effects of the deemed dividends.

     There were 13,562,750 weighted average common shares outstanding during the three months ended September 30, 1998, and 9,346,720 weighted shares outstanding during the nine months ended September 30, 1998. During 1997, there were 2,736,333 weighted common shares outstanding in the third quarter, and 2,239,173 weighted shares year-to-date. The increase in shares between the third quarters of 1997 and 1998 relates primarily to the conversion of certain of the Company's Preferred shares into common stock, and the issuance of common stock due to the acquisition of Wild Goose Brewery, Inc. and Brimstone Brewing Company. Taking into account the deemed dividends, which represent non-cash charges for the discount feature associated with the Company's Series F Preferred Stock (see
Note 9 to Financial Statements, page 4, above), the net loss attributable to common shareholders was ($982,493) or ($.07) per common share in the current quarter versus ($2,140,217) or ($0.78) per common share in the third quarter of 1997 and ($3,683,127) or ($.39) per share for the first nine months of 1998 versus ($5,047,415) or ($2.25) per share in 1997.

     The third quarter saw significant improvements in several key measures of the Company's operations. The cost of sales, a measure of production costs, fell to $116.04 per barrel from $142 per barrel in the same period in 1997. This improvement was due largely to increased utilization of plant capacity which reduced plant overhead expenses per barrel by $9.56 and a reduction of direct labor and materials expenses by $16.12 per barrel. The Company's operating loss was reduced by $590,076 to $526,018 in the third quarter of 1998, compared to $1,115,664 during the same period of 1997. Despite a gross sales increase of 49%, SG&A expenses decreased by 32% over the same period of the previous year.

     During the third quarter of 1998 record quarterly sales levels were achieved. The Company's gross sales increased 49.4% to $1,603,212 from $1,072,961 in the third quarter of 1997, on shipments of 9,233 barrels in the current period and 5,737 barrels in 1997. Year-to-date 1998 gross sales of $4,213,059 were 90% greater than the $2,214,191 recorded in the first nine months of 1997. The quarterly and year-to-date sales growth is largely attributable to: (1) sales of the Wild Goose and Brimstone brands which were acquired in the first quarter of 1998; (2) sales of Hempen Ale and Hempen Gold which were introduced during the second and third quarters of 1997 respectively and the geographic distribution of which has increased steadily; and (3) the Company's new and upgraded brewing and packaging facilities and equipment, which reached full capacity in June of 1997.

     Management believes that caution should be exercised when comparing 1997 and 1998 quarterly and year-to-date sales results. Because production at the new brewery did not reach full capacity until June of 1997, the Company was unable to produce sufficient quantities of all products, which artificially depressed sales in the first and second quarters of last year. Direct production labor costs were higher during these periods because the automated packaging equipment did not become fully operational until the third quarter of 1997. These factors are partially off-set by the fact that the Company had not drawn down all of the loans or received all of the leased equipment used to construct and outfit the new brewery until late in the second quarter and, consequently, interest, depreciation and equipment lease expenses were lower during the first half of 1997 than in subsequent periods. Also, both Hempen Ale and Hempen Gold first became available for full distribution during the third quarter of 1997, which led to high levels of initial orders from numerous wholesale distributors, temporarily boosting sales in that period. Therefore comparisons of revenues, production costs, interest and other expenses between 1997 and 1998 may not be fully indicative of the Company's business trend or prospects.

     Management does believe, however, that the trends demonstrated by third quarter results will continue to positively effect sales, production costs and selling, general and administrative expenses. The sales increases expected from the integration of the Wild Goose and Brimstone brands appear to have materialized, as have the production efficiencies expected as the result of higher production and sales volumes. On-going selling, general and administrative expenses have declined both as compared to the third quarter of 1997 and as compared to the second quarter of 1998, as the result of cost-cutting measures taken earlier in the year and further reductions are expected in the next two quarters.

REVIEW OF OPERATIONS

     The following table sets forth certain items derived from the Company's Statements of Operations, expressed as a percentage of net sales, for the three month periods ended September 30, 1998 and 1997.

           FREDERICK BREWING CO. SUMMARY FINANCIAL AND OPERATING DATA

                                                                                  PERCENTAGE OF NET SALES FOR THE
                                                                                              PERIODS
                                                                                         ENDED SEPTEMBER 30
                                                                                ------------------------------------
                                                                                  THREE MONTHS        NINE MONTHS
                                                                                 1998      1997      1998      1997
                                                                                ------    ------    ------    ------
Gross Sales..................................................................    113.4%    115.9%    113.2%    116.0%
Less Depletions, allowances and excise taxes.................................     13.4      15.9      13.2      16.0
                                                                                ------    ------    ------    ------
Net Sales....................................................................    100.0     100.0     100.0     100.0
Cost of Sales................................................................     78.7      89.5      79.3     101.4>
                                                                                ------    ------    ------    ------
Gross Profit/(Loss)..........................................................     21.3      10.5      20.7      (1.4)
Selling, General and Administrative Expenses.................................     53.8     114.5      63.4     120.3
Write-off of Net Deferred Public Relations Costs.............................      0.0       0.0      25.8       0.0
                                                                                ------    ------    ------    ------
Operating Loss...............................................................    (32.5)   (104.0)    (68.5)   (121.7)
(Gain)/Loss on Sale of Equipment.............................................      0.0       0.0      (2.4)      6.1
Interest Expense, net........................................................    (13.4)     (8.9)    (10.0)     (9.2)
                                                                                ------    ------    ------    ------
Net Loss.....................................................................    (45.9)   (112.9)    (80.9)   (124.8)
                                                                                ------    ------    ------    ------
                                                                                ------    ------    ------    ------

                           PER BARREL OPERATING DATA

                                                                         THREE MONTHS ENDED    NINE MONTHS ENDED
                                                                          SEPTEMBER 30(1)       SEPTEMBER 30(1)
                                                                         ------------------    ------------------
                                                                          1998       1997       1998       1997
                                                                         -------    -------    -------    -------
                                                                            (UNAUDITED)           (UNAUDITED)
Barrels sold..........................................................     9,233      5,737     23,800     12,277
Gross sales per barrel sold...........................................   $173.64    $187.02    $177.02    $180.35
Net sales deductions per barrel.......................................     20.53      25.69      20.60      24.85
Cost of sales per barrel sold:
     Direct Materials.................................................     58.13      67.02      58.83      76.04
     Direct Labor.....................................................     10.71      17.94      11.50      15.96
     Production overhead--Variable....................................     12.75      20.85      13.83      21.03
     Production overhead--Fixed.......................................     34.45      35.91      35.63      45.06
     Total costs per barrel sold......................................    116.04     141.72     119.79     158.09
Gross profit per barrel sold..........................................   $ 37.07    $ 19.61    $ 36.63    $ (2.59)

------------------
(1) 1997 volumes do not include Wild Goose or Brimstone brand sales.

SALES

     Gross sales in the third quarters of 1998 and 1997 were $1,603,212 and $1,072,961 respectively, an increase of $530,251 or 49.4%. Year-to-date sales were $4,213,059 in 1998, and $2,214,191 in 1997, a year to year increase of $1,998,868 or 90.3%. Sales of Wild Goose and Brimstone products began late in the first quarter of

1998, and contributed $610,592 and $93,662 respectively to third quarter gross sales, and $1,137,592 and $177,662 respectively to year-to-date gross sales.

     Third quarter volumes shipped were 9,233 barrels in 1998 and 5,737 barrels in 1997, an increase of 3,496 barrels or 60.9%. Year-to-date volumes shipped were 23,800 barrels in 1998, and 12,277 barrels in 1997, a year to year increase of 11,523 barrels or 93.9%.

     Gross revenues per barrel were $173.64 in the third quarter of 1998 and $187.02 in the third quarter of 1997, a decrease of $13.38 per barrel. Year-to-date per barrel gross revenues were $177 in 1998 and $180 in 1997, a decrease of $3 per barrel. The decrease for the year-to-date was caused entirely by the decrease in the current quarter. Revenues per barrel were somewhat inflated in the third quarter of 1997 because an unusually high proportion of sales in that period consisted of higher-priced Hempen Ale and Hempen Gold. In addition, during the third quarter of 1998, the Company exported to Ontario, Canada for the first time. The Company sells this beer at a reduced price partly because it does not pay excise taxes and incurs lower selling costs on those shipments. Those costs are added to the price paid by Canadian retailers by the Liquor Control Board of Ontario. The Company also sold a significant quantity of beer to a beer club during the third quarter of 1998 at a lower price, reflecting lower packaging and selling costs incurred on those sales.

RETURNS, DEPLETIONS AND EXCISE TAXES

     Returns, depletion and other allowances (the cost of the Company's contribution to volume discounts and marketing materials offered and used by wholesalers to retailers) and excise taxes were $6,200 (0.4% of net revenues); $131,498 (9.3%) and $51,900 (3.7%); respectively during the third quarter of 1998, for a total of $189,600 (13.4% of net revenues) compared to $8080(.08%); $87,500(8.1%); and $51,800(7.0%), respectively, for a total of $147,380 (15.9%
of net revenues) during the third quarter of 1997. For the nine months ending September 30, 1998, returns, depletion and other allowances and excise taxes were approximately $53,400 (1.4% of net revenues); $248,900 (6.7%); and $183,000
(4.9%), respectively; for a total of $490,300 (13.2% of net revenues) compared to $37,500 (3.8%); $60,100 (6.1%); and $60,164 (6.1%), respectively; for a total of $157,764 (16% of net revenues) for the first nine months of 1997. The higher rate of returns and discounts in 1997 resulted from the Company's effort to reduce wholesaler inventory levels in the first quarter, in anticipation of new packaging and higher quality product from the new brewery. State excise taxes vary, depending on where the beer is to be sold. In some jurisdictions, including Maryland and Pennsylvania, the brewer is required to pay the tax while in others, such as the District of Columbia and Virginia, the tax is paid by the wholesale distributor to whom the beer is shipped. State excise tax rates vary from state to state, as well. The Company currently also pays a $7 per barrel federal excise tax on all beer sold in the United States. The increase in excise taxes paid was caused by the higher volume shipped. The reduction in excise taxes as a percentage of sales in the current quarter reflects the lack of excise taxes paid on the Canadian shipments, changes in geographic distribution and an adjustment of certain accruals for excise taxes on prior period shipment.

COST OF SALES

     Third quarter cost of sales for 1998 and 1997 were $993,071 and $813,071 respectively, (or 70.3% and 87.8% of net sales), an increase of $180,000 or 22.1% over 1997 on a gross sales increase of 49.4%. Year-to-date costs of sales were $2,772,789 in 1998 and $1,940,890 in 1997 (or 74.5% and 101.7% of net sales respectively) an increase of $831,899 (42.9%) on a net sales increase of 95.0%. Production costs as a percentage of revenues declined primarily because of the large increase in plant capacity utilization brought about by the increase in sales. Production overhead expenses (management and supervisory salaries, quality assurance and brewery repairs and maintenance expenses, depreciation charges, utilities, equipment rentals and lease payments) declined from $56.76 per barrel ($325,632 on 5,737 barrels) in the third quarter of 1997 to $47.20 per barrel ($435,797 on 9,233 barrels) in the third quarter of 1998. Production overhead expenses for the first nine months of 1998 were $1,177,148 ($49 per barrel), and $811,387 ($66 per barrel) in 1997. The increase in production overhead was primarily the result of owning, maintaining and operating the new brewery for all the 1998 period compared to only a portion of the same period in 1997.

     Direct variable product costs (ingredients, packaging materials and direct production labor) were $635,600 ($69 per barrel) during the third quarter of 1998 compared to $487,416 ($85 per barrel) in 1997. For the first half of 1998, direct variable costs were $1,673,854 ($70 per barrel), compared to $1,129,484 ($92 per barrel) in 1997. Bulk purchasing of raw ingredients, primarily malted barley, glass bottles, and paper packaging materials, which began during the second quarter of 1997 accounted for some of the reduction in year-to-year per unit direct costs. Improved labor productivity made possible by larger batch sizes and a higher degree of automation accounted for the remainder of the direct reduction.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

     Selling, general and administrative expenses ('SG&A') were $863,277 and $1,228,191, a decrease of $364,914 (32%), in the third quarters of 1998 and 1997, respectively, or 61% and 132.7% of net sales in the two periods. For the nine months ended September 30, SG&A increased by .12% to $2,665,688 (72.6% of net sales) in 1998 compared to $2,663,738 (139.5% of net sales) in 1997.

     The Company instituted an SG&A expense reduction program during the second quarter of 1998. The goal of the program was to reduce annual personnel-related expenditures by approximately $375,000 below first quarter 1998 levels. Six salaried staff positions were eliminated, and senior management accepted salary reductions in exchange for restricted stock. Additional expense reductions were also instituted during the third quarter. Compared to the second quarter of 1998, recurring SG&A expenses for the third quarter were reduced by $191,794 (18%) on nearly flat sales volumes indicating that the overhead expense reduction program is generating positive results. Management expects to further reduce overhead expenses in the fourth quarter. Additional expense reductions have been budgeted for 1999 and are expected to lead to further savings in the first half of next year.

INTEREST EXPENSE (NET)

     Net interest expense was $209,475 in the third quarter of 1998 compared with $95,927 in 1997. Year-to-date 1998 net interest expense was $419,910 reflecting interest income of $11,851 and interest expense of $431,761, versus a 1997 net interest expense of $204,294.

INCOME TAX PROVISION

     The Company has incurred net operating losses during both 1998 and 1997 and, accordingly, no provisions for income taxes have been provided on the Statements of Operations. The Company has recorded a full valuation allowance against the net deferred tax asset.

LIQUIDITY AND CAPITAL RESOURCES

     Due to losses experienced during the start-up, rapid expansion of Company operations and brand acquisitions, operations to date have been funded primarily from private and public placements of common and preferred stock and by loans from stockholders and financial institutions. As of September 30, 1997, the Company had working capital of $311,450. The Company will require additional working capital to fund its operations in the near term. Management is working with several financial intermediaries in efforts to raise additional working capital, through long-term debt or equity or both. While management is confident that these efforts will succeed, no assurance can be given that the needed working capital will be obtained or if so that it will be offered on terms acceptable to the company or its secured lender. Failure to raise the required working capital would result in the Company being unable to continue its business.

     On August 3, 1998, the Company closed a private placement of 573,476 shares of restricted common stock for gross proceeds of $500,000 with two foreign investors. On September 2, 1998, the Company closed an additional private placement for an additional $500,000 with the same two investors. As a condition of the second financing, the company agreed to redeem the previously issued restricted common stock and issued a total of $1,000,000 in Series F Convertible Preferred Stock to those investors. A registration statement on Form S-3 was filed with respect to the underlying common stock on October 2, 1998. The proceeds of these offerings were used for working capital, the purchase and installation of brewery equipment to improve wastewater treatment systems to governmentally required standards and reduce labor costs and for the design and production of new packaging and marketing to be used in the production of new brands acquired via strategic alliances.

     The commercial mortgage on the land and building comprising the Company's brewery and the term loan secured by the Company's brewing equipment, current assets, trademarks and goodwill are due to be paid in full to First Union National Bank on April 1, 1999. Management has worked with the owner of the real estate assets, Blue II LLC, to refinance the mortgage loan and expects that this loan will be re-financed on a long-term basis during the fourth quarter of 1998 by a local commercial bank. Management has applied to similarly refinance the equipment loan. Management is confident that both loans will be re-financed on a long-term basis before the end of 1998. However, the Company does not have a legally binding commitment for re-financing either loan. Consequently, both the equipment loan and the Company's capital lease obligation have been re-classified from long-term liabilities to current liabilities, reflecting the fact that the obligations are due in full within one year of the date of this report (See Note 5 to Financial Statements, page 3).

     Net cash used for operations in the third quarter of 1998 was $602,537, versus $1,251,605 in the third quarter of 1997. Year-to-date net cash used for operations was $1,768,600 in 1998 and $3,979,489 in 1997.

     Net cash used for investing was $101,970 in the third quarter of 1998 versus $505,167 in the third quarter of 1997. Investment funds used year-to-date was $1,166,465 in 1998, and $1,957,360 in 1997.

     Net cash provided from financing in the third quarter of 1998 was $698,383 versus $1,539,325 for the same period in 1997. Financing usage called for $511,878 year-to-date 1998 versus an inflow of funds of $6,106,202 in 1997 due to greater proceeds from issuance of preferred stock in 1997.

     The Company, however, has received a letter dated September 15, 1998 (the 'Notice Letter') from the Nasdaq Stock Market, Inc. ('Nasdaq') stating that the common Stock may be delisted from the Nasdaq SmallCap Market for failure to maintain a minimum bid price of $1.00 per share. The Notice Letter further stated that the Common Stock had failed to maintain a closing bid price greater than or equal to $1.00 per share during the thirty consecutive trading days prior to September 15, 1998. The Notice Letter further stated that if the Company failed to demonstrate compliance through achieving a closing bid price of $1.00 per share for ten consecutive trading days during the ninety calendar day period ending December 14, 1998, the Common Stock would be subject to delisting. Delisting of the Common Stock would adversely affect the price of the Common Stock and the ability of holders to sell their shares. In addition, in order to be relisted on Nasdaq, the Company would be required to comply with the initial listing requirements, which are substantially more onerous than the listing maintenance standards.

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

IMPACT OF YEAR 2000 ISSUE

     The Company is implementing a comprehensive project plan to identify internal and external systems which may require modification or upgrade to be made Year 2000 compliant. A complete inventory and assessment of these systems is expected to be concluded by the end of 1998. Remediation and testing of non-Year 2000 compliant systems is expected to be completed by the end of the third quarter 1999. As part of this project the Company expects to develop contingency plans by the third quarter of 1999 which identify workarounds in the event of a malfunction of a system designated as a priority system. In addition, the Company is in the process of identifying suppliers of key goods and services to all business areas, and requesting information on a continuing basis into 2000, and, to develop contingency plans where the information provided raises significant concerns about a vendors ability to supply the Company on an uninterrupted basis during the 2000 transition. To date, costs directly related to Year 2000 remediation efforts are immaterial. The Company believes that the cost of modifications necessary to become Year 2000 compliant will not be material. There can be no assurance, however, that the Company will be able to identify all aspects of its business that are subject to Year 2000 problems, or identify Year 2000 problems of customers or suppliers that affect the Company's business. There also can be no assurance that the Company's software vendors are correct in their assertions that the software is

Year 2000 compliant or that the Company's estimate of the costs of systems preparation for Year 2000 compliance will prove ultimately to be accurate.

FORWARD-LOOKING INFORMATION

     The Private Securities Litigation Reform Act of 1995 provides a 'safe harbor' for certain forward-looking statements made by the Company in its disclosures to the public. There is certain information contained herein, in the Company's press releases and in oral statements made by authorized officers of the Company which are forward-looking statements, as defined by such Act. When used herein, in the Company's press releases and in such oral statements, the words 'estimate,' 'project,' 'anticipate,' 'expect,' 'intend,' 'believe,' 'plans,' and similar expressions are intended to identify forward-looking statements. Because such forward-looking statements involve risks and uncertainties, there are important factors that could cause actual results to differ materially from those expressed or implied by such forward-looking statements.

                                    PART II.
                               OTHER INFORMATION
         FOR THE THREE AND SIX MONTHS ENDED SEPTEMBER 30, 1998 AND 1997

                             FREDERICK BREWING CO.

ITEM 1. LEGAL PROCEEDINGS

     None.

ITEM 2. CHANGES IN SECURITIES

     During the three months ended September 30, 1998, the Company issued 2,310,759 shares of common stock upon the conversion of 100 shares of Series C, 1405 shares of Series E Preferred Stock, and the exercise of 1558 employee stock options. As a result, 13,905,393 of the Company's 19,000,000 authorized shares of common stock had been issued, as of September 30, 1998. On September 2, 1998, the Company issued 1,000 shares of Series F Preferred Stock in a private placement with two investors. The Series F Preferred Stock is convertible into common stock at the lesser of $0.70 or eighty percent (80%) of the average of the three lowest closing bid prices of the common stock for the seven days preceding the conversion. As of November 2, 1998, an additional 372,135 shares had been issued upon the conversion of 150 shares of Series E Preferred Stock for a total of 14,277,529 common shares, 1643 Series A Preferred Shares and 210 shares of Series E Preferred Stock and 1,000 Series F Preferred Shares outstanding.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     Due to the fact that certain long-term debt and capital lease obligations have to be re-classified as current liabilities, the Company will be in violation of modified covenants in both loans made by First Union National Bank which require the Company to maintain a current ratio of not less than 1:1. Management believes the Bank will waive this violation for the balance of 1998, given current efforts to re-finance both loans.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not applicable.

ITEM 5. EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits Filed:

       Index to Exhibits

   10         Material Contracts
              None.
   27         Financial Data Schedule
   99         Safe Harbor Under the Private Securities Litigation Reform Act of 1995
   99.1       Press Release, July 20, 1998
   99.2       Press Release, July 20, 1998
   99.3       Press Release, August 10, 1998
   99.4       Press Release, August 17, 1998
   99.5       Press Release, August 28, 1998
   99.6       Press Release, September 14, 1998
   99.7       Press Release, September 14, 1998
   99.8       NASDAQ Letter

     (b) Reports on Form 8-K

         As filed on April 10, 1998.

                                   SIGNATURES

     In accordance with the requirements of the Securities and Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          FREDERICK BREWING CO.

Date November 5, 1998                                                        /s/ KEVIN E. BRANNON
                                                                               Kevin E. Brannon
                                                                           Chairman of the Board and
                                                                            Chief Executive Officer

Date November 5, 1998                                                        /s/ LESLIE P. HARPER
                                                                               Leslie P. Harper
                                                                            Chief Financial Officer