Form 10KSB
period 1998-12-31
FREDERICK BREWING CO
filed 1999-07-07
CIK 926978

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

                     For the year ended December 31, 1998.



                        Commission File Number: 000-27800

                              Frederick Brewing Co.
         ----------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)


              Maryland                                          52-1769647
 -------------------------------                             ----------------
 (State or other jurisdiction of                             (I.R.S. Employer
  incorporation or organization)                            Identification No.)

 4607 Wedgewood Boulevard, Frederick, Maryland                       21703
 ---------------------------------------------                    ----------
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


Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [ ] Yes [X] No

Check if there is no disclosure of delinquent filers in response to Item 405 of the Regulation S-B is not contained in this Form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]


  Common Stock, $0.00004 Par Value                       14,333,346
  --------------------------------               ----------------------------
        (Title of Each Class)                   (Number of Shares Outstanding
                                                  as of  December 31, 1998)


Transitional Small Business Disclosure Format (Check one):
Yes [   ]      No [X]

================================================================================

                              FREDERICK BREWING CO.

                               ------------------
                              INDEX TO FORM 10-KSB
                               ------------------

PART I.
-------------------------------------------------------------------------------------------------------------
      ITEM 1.       DESCRIPTION OF BUSINESS                                                                        2

      ITEM 2.       DESCRIPTION OF PROPERTY                                                                        3

      ITEM 3.       LEGAL PROCEEDINGS                                                                              3

      ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                                            3

PART II.
-------------------------------------------------------------------------------------------------------------

      ITEM 5.       MARKET FOR FREDERICK BREWING CO.'S COMMON STOCK
                    AND RELATED SHAREHOLDER MATTERS                                                                4

      ITEM 6.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                    RESULTS OF OPERATIONS                                                                          4

      ITEM 7.       FINANCIAL STATEMENTS                                                                          10

      ITEM 8.       CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
                    AND FINANCIAL DISCLOSURE                                                                      11


PART III.
-------------------------------------------------------------------------------------------------------------


      ITEM 9.       DIRECTORS AND EXECUTIVE OFFICERS OF FREDERICK BREWING CO.; COMPLIANCE WITH
                    SECTION 16(A) OF  THE EXCHANGE ACT                                                            11

      ITEM 10.      EXECUTIVE COMPENSATION                                                                        12

      ITEM 11.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                    MANAGEMENT                                                                                    13

      ITEM 12.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS                                                14

      ITEM 13.      EXHIBITS, LISTS, AND REPORTS ON FORM 8-K                                                      14

SIGNATURES

PART I.
--------------------------------------------------------------------------------

Item 1  -  Description of Business
--------------------------------------------------------------------------------

Since entering business in 1993, Frederick Brewing Co. (the "Company"), has been one of the fastest growing microbreweries in the United States. The Company brews, kegs and bottles at its brewery in Frederick, Maryland, for wholesale to its 145 independent distributors, 26 styles of fresh, full flavored beers and under the brand names of "Blue Ridge," "Hempen," and beginning in February of 1998, "Wild Goose" and "Brimstone,". By catering to the segment of the beer drinking market which is seeking full-bodied, full-flavored beers at prices considerably higher than those charged for mass-produced American lagers and light lagers, the Company has been able to capture a significant share of the specialty beer market in the Mid-Atlantic region of the United States.

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

In March of 1997 the Company substantially completed construction of its new brewery and increased the Company's production capacity from 12,600 barrels to approximately 40,000 barrels per year. Full-scale production was delayed, however until June of 1997 due to unanticipated problems with certain re-built packaging equipment purchased from a financially troubled vendor. The Company was unable to produce enough beer to fully meet demand at times during the first and second quarters of the year. Additional fermentation tanks were installed during the second quarter of the year, bringing total annual production capacity to approximately 80,000 barrels. As demand warrants, additional fermentation tanks may be added in existing building space to increase the Company's brewing capacity to more than 160,000 barrels per year. The brewery is modularly designed to permit an additional expansion of brewing capacity up to 300,000 barrels per year.


The Market Environment

The Company competes in the domestic specialty category of the U.S. brewing industry. Management believes that this category currently comprises approximately 3% of the $50 billion U.S. retail beer market. Domestic specialty beers are distinguished from mass-market domestic beers in that they typically:
(1) are heavier-bodied and more flavorful; (2) use traditional brewing techniques and ingredients, rather than the corn, rice and other unmalted grains and added enzymes used to create the light color and body of mass-market domestic lagers; and (3) are sold to consumers at prices of $4.79 to $7.99 per six-pack of 12 ounce bottles. The domestic specialty category has been created and expanded since the early 1980's by innovative, entrepreneurial companies. There are now more than 1300 of these companies in the United States, each producing several brands or styles of beer.

The specialty brewing category experienced more than 15 years of extremely rapid growth; however growth in overall sales by domestic specialty brewers slowed substantially, beginning in late 1996 and continuing through 1997 in part, due to the fact that some large markets, such as the Pacific Northwest, upper New England, Colorado and Northern California have matured and are saturated to the point that further rapid growth appears unlikely. Management also believes that other market forces have affected the growth of the domestic specialty segment. Primary among those forces is the aggressive marketing of import beers over the past two years. Many of these beers which share flavor profiles and competitive price points with domestic specialty beers appear to have achieved substantial sales increases, perhaps at the expense of domestic specialties through these marketing efforts. In addition, some wholesale distributors who had aggressively added many new domestic specialty brands to their portfolios and devoted high levels of effort to promoting those brands saw declining returns to their investments in marketing and inventory due to increasing competition and began re-allocating their resources to higher volume products (sometimes under pressure from the suppliers of those products). This growth factor may have been further affected by some retailers who had devoted a relatively large share of shelf space and sales effort to promote a wide variety of domestic specialty beers in an attempt to gain competitive advantage for a small but attractive base of consumers also re-allocated their resources as more of their competitors also began to offer at least the more widely known domestic specialty products.

Nevertheless, management believes that, in the long run, the domestic specialty category will continue to grow, along with the remainder of the higher priced segments of the beer industry, at rates considerably higher than that of the beer industry as a whole. Within the category, management believes growth will increasingly accrue to companies whose brands have already developed a degree of consumer awareness and loyalty and are supported with coherent and effective sales and marketing programs.

Management's long-term goal is to build the Company into one of the leading brewers of domestic specialty beers in the United States. The Company's core markets are in the Mid-Atlantic states. On a selective basis distribution has and continues to expand to certain markets outside the Mid-Atlantic states. Most recently the Company added a distributor for all of its brands in Wisconsin. The Company primarily distributes its products to large, licensed whole sale distributors, who then distribute the product to off premise and on premise accounts. In 1998 three of the Company's distributors accounted for over 10% of sales each compared to two in 1997. Management has and continues to seek additional expansion opportunities through the formation of strategic alliances, via acquisition, merger or long-term licensing agreements with owners of established beer brands with strong sales and distribution bases in markets outside the Maryland-District of Columbia region, thereby more fully utilizing the Company's production, sales and marketing assets.

Item 2  -  Description of Property
--------------------------------------------------------------------------------

All of the Company's brewing, packaging and office functions have, since March of 1997, been carried out at its 55,000 square foot facility located on approximately 5.5 acres in a light industrial park at 4607 Wedgewood Boulevard, Frederick Maryland. The facility was designed and built according to the Company's specifications from April 1996 through March of 1997. The Company leases the land and building from Blue II, LLC a Maryland limited liability company, under a capital lease that expires on March 1, 2017. The Company has the option to purchase these real estate assets at any time after March 1, 2003 at a price of $3.0 million. Prior to moving into the new brewery, all Company operations were conducted in approximately 7,700 feet of leased space. The Company's obligations under that lease terminated in September 1997. The Company believes its facilities are adequate for at least the next 12 months.

Item 3  -  Legal Proceedings
--------------------------------------------------------------------------------

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

Item 4. Submission of Matters to a Vote of Security Holders
--------------------------------------------------------------------------------

The Company plans to have an annual meeting during 1999; however, no date has been set. The Company will notify its shareholders, by form of a proxy statement, when a date has been set.

PART II.

Item 5. Market for Frederick Brewing Co.'s Common Stock and Related Shareholder Matters
--------------------------------------------------------------------------------

The Company's common stock, par value $.0004 per share ("Common Stock") trades on the Over The Counter Exchange under the symbol "BLUE". The number of record shareholders at June 30, 1999 was approximately 8,000. The following table shows the range of high and low closing prices and year end closing prices for the Common Stock for the most recent fiscal year, on a quarterly basis. The Company's Series A, E, F and G Convertible Preferred Stock (the "Preferred Stock") is not traded publicly.

                                    1997                         1998
                            High             Low          High          Low
                            ----             ---          ----          ---
First Quarter              $4 5/8          $4 1/8       $ 2 19/32     $  13/16

Second Quarter              5 5/8           2 1/2         2 7/16       1

Third Quarter               2 3/4           1 31/32       1 3/32           9/16

Fourth Quarter              2 5/8           1 1/2           25/32         17/64

Year End Close                     $1 7/8                         $ 5/16


The Company paid no dividends in 1998.

Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations
--------------------------------------------------------------------------------
The following selected financial data and Management's Discussion and Analysis of Financial Conditions and Results of Operations should be read in conjunction with the Company's 1998 financial statements and the notes thereto, included elsewhere in this Form 10-KSB. (See Item 7).

Selected Financial Data
--------------------------------------------------------------------------------
(in thousands, except share and per share data)

                                                              For the year ended December 31,
                                                         1998          1997           1996         1995          1994
                                                         ----          ----           ----         ----          ----
Sales                                                $     5,522   $    3,287     $     1,872   $  1,832     $  1,186
Less excise taxes, returns, allowances                       377          209             152         87           59
                                                      ----------    ---------       ---------  ---------    ---------
        Net sales                                          5,145        3,078           1,720      1,745        1,127
Cost of sales                                              4,199        2,838           1,743      1,253          847
                                                      ----------    ---------       ---------  ---------    ---------
Gross Profit                                                 946          240             (23)       492          280
Selling, general, and administrative expenses              4,033        4,434           1,990        831          485
                                                           1,132          188               0          0            0
Loss on assets to be disposed                                  0            0             641          0            0
                                                      ----------    ---------       ---------  ---------    ---------
Loss from operations                                      (4,219)      (4,382)          2,654       (339)        (205)
Interest (income) expense, net                               558          140             (29)        79           52
Other (income) expense                                       291         (159)              -        (42)          (5)
                                                      ----------    ---------       ---------  ---------    ---------
Loss before income taxes                                  (4,685)      (4,363)         (2,625)      (376)        (253)
(Benefit) provision for income taxes                           -            -               -        (17)          17
                                                      ----------    ---------       ---------  ---------    ---------
Net loss                                               $  (5,105)    $ (4,363)      $  (2,625)  $   (359)    $   (269)
                                                      ==========    =========       =========  =========    =========

Net loss per common share                                 $(0.52)      $(2.91)         $(1.45)    $(0.30)      $(0.24)
                                                                                       ======     ======       ======

Weighted average common shares and
   common share equivalents outstanding               10,544,244    2,741,583       1,804,503  1,204,719    1,122,437
                                                      ==========    =========       =========  =========    =========

Overview of Significant Activities and Expenses
--------------------------------------------------------------------------------

         The year ending December 31, 1998 saw the achievement of significant improvements over 1997 results in several key operating areas:

o 1998 gross sales of $5,521,558 were 68% higher than 1997 sales of $3,286,766.

o 31,464 barrels sold in 1998, were 14,164 barrels (81.9%) more than the 17,300 barrels sold in 1997.

o    Cost of sales fell to 81.6% of net sales in 1998 from 92.2% in 1997.

o    Per barrel production costs fell from $164.00 in 1997 to $133.45 in 1998.

     A net loss attributable to common shareholders of ($5,104,919) or ($0.48) per share was incurred during the year ending December 31, 1998, versus a common shareholder loss of ($7,975,081) or ($2.91) per share in 1997. Included in the above net losses were $420,208 of deemed dividend requirements in 1998, and $3,611,641 of deemed dividends in 1997.

     There were 10,544,244 weighted average common shares (basic and diluted) outstanding at December 31, 1998, compared to 2,741,583 weighted average common shares in 1997. The year to year increase in weighted average shares reflects the conversion of certain of the Company's preferred shares into common stock, and the issuance of common stock for the acquisition of Wild Goose Brewery, Inc., and Brimstone Brewing Company.

Sales

     Gross sales in 1998 and 1997 were $5,521,558 and $3,286,766 respectively, an increase of $2,234,792 or 68%. Production volume grew to 31,464 barrels in 1998 from 17,300 barrels in 1997, an increase of 14,164 barrels or 81.9%. Sales and production volume increases were due primarily to Wild Goose and Brimstone products which were acquired in the first quarter of 1998, and contributed $2,190,590 and $236,492 respectively to gross sales, and 12,950 and 1,410 respectively to barrels sold.

     Revenues per barrel fell to $175 in 1998 from $190 in 1997. This is attributed to a near doubling of the percentage of the Company's beer sold in kegs, rather than in bottles, during 1998.

Returns and Allowances

     Product returns and allowances were $110,658 (2.1% of net sales) in 1998 versus $39,859 (1.3% of net sales) in 1997. The higher rate of returns and discounts in 1998 resulted from the Company's efforts to reduce wholesaler inventory levels following the acquisition of Wild Goose in the first and second quarters, in anticipation of new packaging and higher quality product from the FBC brewery.

Excise Taxes

     State and federal excise taxes were $266,239 in 1998 and $169,236 in 1997, representing 5.2% and 5.5% of net sales respectively. State excise tax rates and methods of computing taxes vary, depending on where the beer is sold. In some states, such as Maryland and Pennsylvania, the brewer is required to pay the tax; in other states, such as the District of Columbia and Virginia, the tax is paid by the purchasing distributor. The Company currently pays $7 per barrel federal excise tax on all beer sold within the United States. The increase in excise taxes paid results from higher volumes shipped in 1998. The decrease in excise taxes paid as a percentage of net sales reflects the lack of excise taxes paid on beer shipments to Canada and China in 1998.

Cost of Sales

     Cost of sales for 1998 and 1997 were $4,198,783 and $2,837,229 respectively, an increase of $1,361,554 or 48.0%, on a net sales increase of 67%. Costs of material, labor, and production overheads declined from 92.2% of net sales in 1997 to 81.6% in 1998. On a per barrel cost basis, direct costs decreased from $164.00 in 1997 to $133.45 in 1998.

     Production costs, as a percentage of net sales, declined due to more efficient use of existing direct labor and production overhead expenses. Direct labor was 8.7% of net sales in 1997, and 7.3% of 1998 net sales. Production overheads (management and supervisory salaries and benefits, depreciation charges, utility costs, equipment rent and lease payments, and brewery repair and maintenance costs) was 37.2% of net sales in 1997, and 28.6% of 1998 net sales.

     Per barrel production costs declined due to higher production volumes passing through the brewery - bulk purchasing of raw ingredients, glass bottles, and paper packing supplies in greater volumes decreased material costs from $82.34 per barrel in 1997 to $74.78 per barrel in 1998; more efficient utilization of the Company's direct labor pool made possible by larger batch sizes and more continuous production cycles decreased labor costs per barrel from $15.56 in 1997 to $11.86 in 1998; production overhead costs of $66.10 per barrel in 1997 fell to $46.81 per barrel in 1998.

Selling, General and Administrative Expenses

     Selling, general and administrative expenses ("SG&A") were $4,033,045 in 1998 and $4,433,529 in 1997, a decrease of $400,484 or 9.0%. As a percent of net sales SG&A was 78.4%% in 1998 versus 144.1% in 1997. Increases in 1998 costs such as travel related sales expenses of $218,860, legal and outside accounting fees of $358,982, new amortization costs for Wild Goose goodwill of $250,627, and other expenses of $37,438, were more than offset by decreases in 1998 salaries , advertising and other marketing expenses, and CRG and other investor relations cost.

     In 1998, the Company terminated, prematurely, its contract with its investor relations firm. Consequently, the Company wrote off the remaining deferred costs of $1.131,500 in 1998.

     The Company instituted a SG&A expense reduction program in the second quarter of 1998, eliminated 6 salaried staff positions, and granted senior management restricted stock in exchange for salary reductions. Additional expense reductions were undertaken in the third and fourth quarters of 1998. Going forward, stricter expense reductions have been budgeted for 1999.

(Gain) Loss on Sales of Equipment

     During 1998 the Company experienced a loss of $99,544 on the sale of Wild Goose equipment which was not useable in the new brewing facility. In 1997 the Company recorded a gain of $158,167 on old brewery equipment which had previously written down in 1996 to reflect management's opinion of its fair market value.

Interest Expense (Net)

     Net interest expense was $557,646 in 1998 versus $140,030 in 1997. 1998 interest expense of $569,498 was partially offset by interest income of $11,852. 1997 interest expense was $140,862, partially offset by interest income of $832. The increase in interest expense is due to the inclusion of full 12 months in 1998 versus a partial year in 1997 directly related to the period the related debt was outstanding.

Extraordinary Gain

     The $191,146 extraordinary gain in 1998 reflects the savings derived from the rollover of the Company's long-term lease on the brewery building from First Union National Bank to FCNB Bank in December 1998.

Income Tax Provision

     The Company has incurred net operating losses for the years ending 1996 through 1998. Accordingly, No provisions for income taxes have been provided in the Statement of Operations.

Liquidity and Capital Resources

     Due to losses experienced during start-up, expansion, and acquisitions, operations to date have generally been funded by private and public placements of common stock and preferred stock,. and loans from stockholders and financial institutions. As of December 31, 1998, the Company had negative working capital of $323,363, cash balances of $92,999, and $12,475 of cash equivalents (short-term securities with original maturities of less than 90 days) pledged as collateral to secure the Company's performance of certain site improvement work required by Frederick County government. Net cash used for operating activities was $2,256,598 in 1998 versus $4,907,087 in 1997.

     Net cash used for investing activities in 1998 was $415,825. New brewery equipment cost $432,215, and trademarks, copyrights, and other intangible assets cost $84,161. The Company generated proceeds of $100,551 primarily on the sale of old Wild Goose equipment. Net cash used for investing was $2,498,406 in 1997.

     Net cash provided by financing activities was $932,066 in 1998. Gross proceeds from the issuance of Series F and Series G preferred stock generated $1,500,000 off set by $274,584 of issuance costs. Proceeds from common stock and employees exercising stock options generated $73,343. Repayment of short and long-term debt was $366,693. Net cash provided by financing was $9,969,383 in 1997.

     See the Recent Events and Future Prospects Section for a further discussion of the Company's liquidity problems and proposed solutions.

Impact of Inflation

     Although the Company has not attempted to calculate the effects of inflation, management does not believe inflation has had a material negative effect on its results of operations. Material increases in costs and expenses, particularly packaging, raw materials, and labor costs in the future, could have a significant impact on the Company's operating results to the extent that the effect of such increases cannot be transferred to its customers.

Impact of Year 2000 Issue

     The Company has determined that it will be required to modify or replace portions of its information technology software so that they will properly recognize and utilize dates beyond December 31, 1999 ( the "Year 2000 issue"). As a result , the Company has developed a plan to review and, as appropriate, modify or replace the software in its computer systems. The Company presently believes that with modifications to existing software and conversions to new software, the Year 2000 issue will be satisfactorily resolved in its own systems. The Company has established an internal auditing process to tract and verify the results of its plan and tests. Management believes the Company is currently on schedule to substantially complete the renovation, validation and implementation phases of its plan with respect to its mission-critical systems by September 1999. The Company is also working with key external parties with whom it has important financial and operational relationships, including banks, utilities and other vendors and third party payers, to assess the remediation efforts made by these parties with respect to their own systems and to determine the extent to which such systems are vulnerable to the Year 2000 issue. The Company has not yet received sufficient information from these parties about their remediation plans to predict the outcome of their efforts. The Company is also developing a contingency plan that is expected to address financial and operational problems that might arise on and around January 1, 2000. This contingency plan would include identifying back-up processes that do not rely on computer whenever possible. The Company has incurred and expects to continue to incur expenses allocable to internal staff, as well as costs for software remediation and replacement in order to achieve Year 2000 compliance. The Company expect conversion of its primary software programs to be completed in August 1999 with testing to follow in September 1999. The Company currently estimates that these costs will total approximately $15,000 the majority of with will have been incurred by July 1999. The costs of the Year 2000 program and the date on which the Company plans to complete year 2000 modifications are based on current estimates, which reflect numerous assumptions about future events, including the continued availability of certain resources, the timing an effectiveness of third party remediation plans and other factors. The Company can give no assurance that these estimates will be achieved, and actual results could differ materially from the Company's plans. Specific factors that might cause such material differences include, but are not limited to, the availability and cost of personnel trained in this area, the ability to locate and correct relevant computer source codes and embedded technology, the results of internal and external testing and the timeliness and effectiveness of remediation efforts of third parities.

     If the modifications and conversions referred to above are not made or are not completed on a timely basis, the Year 200 issue could have a material adverse effect on the Company's business, financial condition and results of operations. Moreover, even if these changes are successful, failure of third parties to which the Company is financially or operationally linked to address their own system problems could have a material adverse effect on the Company.

Forward-Looking Information

     The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking statements made by the Company in its disclosures to the public. There is certain information contained herein, in the Company's press releases, and in oral statements made by authorized officers of the Company which are forward-looking statements, as defined by such Act. When used herein, in the Company's press releases, and in oral statements, the words "estimate", "project", "anticipate", "expect", "intend", "believe", "plans", and similar expressions are intended to identify forward-looking statements.

Recent Events and Future Prospects

Basis of Presentation

As explained below, the company has sustained recurring operating losses and cash flow deficits. Also, the company has significant cash commitments to creditors. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are described below. The financial statements do not contain any adjustments that might result from the outcome of these uncertainties.

Future Prospects

The Company's ability to meet its obligations is dependent on generating positive cash flow and ultimately operating profitably. Such an improvement requires the Company to eliminate or substantially reduce its excess brewing capacity and to obtain additional financing from third parties.

In April and June 1999, the Company obtained proceeds of $500,000 from a loan collateralized by its Wild Goose brand. This same lender has purchased most of the convertible preferred stock sold in 1997 and 1998.

On November 4, 1998, the Company retained Westfinance Corporation to advise and assist Company in the following: 1) refinancing First Union National Bank bond
2) raising additional working capital, and 3) Seeking either candidates for acquisition by the Company, merger with the Company or acquisition of the Company. The Company has made numerous contacts and engaged in preliminary, but unsuccessful, discussions with numerous parties toward each of these objectives.

In May of 1999, the Company raised approximately $550,000 by way of a short-term loan from a consortium of investors, collateralized by the Company's rights in the Wild Goose brands, trademarks, copyrights and other intellectual property.

On June 30, 1999, the Company's Board of Directors agreed to grant to SIBG, an unrelated third party, the exclusive right, through July 25, 1999, to negotiate and perform due diligence with a view toward consummating a transaction pursuant to which SIBG would acquire majority control of the Company's voting stock for cash.

If the transaction closes as discussed to date, management believes that SIBG will simultaneously acquire and may ultimately exercise the Company's option to purchase the land and building in Frederick County, Maryland which contain the Company's brewery; enter into contract brewing agreements whereby the Company would commit to producing 5,000 - 35,000 barrels per year of various brands controlled by SIBG and its affiliates; and arrange to refinance the Company's debt to First Union National Bank.

The Company has been in discussions with SIBG, its principals and affiliates at various times since late 1998. The negotiations concerning the stock purchase, contract brewing, real estate purchase and First Union National Bank re-finance transactions are at an advanced stage and, if SIBG proceeds substantially as contemplated, the terms of those transactions will prove acceptable to the Company's Board of Directors. However, the exclusivity letter agreement specifically states in part "there has been no meeting of the minds as to the material terms of any proposal."

Furthermore, no definitive agreements have been executed and there can be no assurance either that such agreements will be executed or that, even if executed, will be closed. Neither SIBG nor the Company is yet obligated to execute agreements or close on any transaction. Numerous conditions must be satisfied before any transaction between the Company and SIBG can be completed, many of which are beyond the control of the Company and management. Some of these include: (1) one or more of SIBG's members must agree to contribute the cash necessary to allow SIBG to purchase the Company's common stock; (2) SIBG, its counsel, accountants and other advisors must complete, and be satisfied with the results of, its due diligence review of the Company, its condition and business prospects; (3) the Company and SIBG must agree to terms and negotiate mutually acceptable agreements between themselves and with third parties including: (a) a purchase or pay-off of the First Union National Bank bond; (b) the approval of the United States Small Business Administration which is a secured creditor of the Company; (c) the negotiation of a mutually acceptable agreement for the purchase by SIBG of the real estate now owned by Blue II, LLC;
(d) the agreement of the Company's numerous unsecured creditors, equipment lessors and other creditors to payment terms acceptable to SIBG; (4) the termination or modification of the Company's employment contracts with senior management; and (5) numerous others, many of which may not be foreseen by the Company.

No assurance can be given that these conditions can or will be met in a timely manner or on terms acceptable or favorable to the Company. The exclusivity agreement generally prohibits the Company from soliciting, encouraging, discussing or considering other proposals or providing, non-public information to any other parties who may be interested in providing the Company with financing until July 25, 1999. This creates the risk that the Company will be unable to raise adequate funds to sustain its operations if the transactions with SIBG do not close or if the transactions are not closed in a timely manner. The exclusivity agreement does, however, provide that the Company may consider other bonafide proposals, if the board of directors, on advice of outside counsel, "determines that it is required to do so in order to discharge properly its fiduciary duties."

Presently, the Company is in default under the payment terms of an equipment loan to a local bank. In June 1999, the Company agreed to pay the bank a $50,000 fee (in two installments) and in return the bank agreed not to demand repayment of the loan until June 30, 1999. The Company failed to make the second installment payment and is attempting to negotiate an extension of the Bank's forbearance and to refinance the loan. There can be no assurance either that the bank will agree to forbear or that the loan can be refinanced.

The Company is also in default of numerous other payment obligations, including rental payments due to Blue II, LLC, payments due on several equipment leases, and payments due to vendors and professionals. There can be no assurance that these creditors, individually or in concert, will not take legal action against the Company or attempt to place the Company into involuntary bankruptcy.

The Company received a letter dated September 15, 1998 (the "Notice letter") from Nasdaq Stock Market Inc. ("Nasdaq") stating the common stock may be delisted from the Nasdaq SmallCap Market for failure to maintain a minimum bid of $1.00 per share. In summary, the notice letter stated that if the Company failed to demonstrate compliance through achieving a closing bid price of $1.00 per share for ten consecutive trading days during the 90 calendar day period ending December 14, 1998, the common stock would be subject to delisting. The Company requested, and Nasdaq approved, an extension of time to allow shareholder approval of a reverse stock split in an effort to boost the stock price. In March 1999, the Company affected a 1 for 10 reverse stock split but the stock price did not remain above the $1.00 minimum closing bid for ten consecutive days as required by Nasdaq. In April 1999, Nasdaq informed the Company that it had delisted its common stock from the Nasdaq SmallCap Market.

If the Company is unsuccessful in completing a transaction with SIBG, it will seek to obtain short-term financing form third parties who have previously purchased equity or loaned funds to finance operations. The Company may also explore merging with or selling assets to, another craftbrewer or other industry participant that has greater financial resources to help ensure that it meets its obligations. Also, the Company could seek protection under Chapter 11 of the bankruptcy code to allow additional time to explore other alternatives to eliminate or reduce its excess capacity. The Company has not yet decided on a definite course of action and is barred from pursuing such by the exclusivity agreement with SIBG.

In June 1997 the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 130 "Comprehensive Income". SFAS No. 130 requires the reporting and display of comprehensive income and its components in the financial statements. Comprehensive income is the change in equity during the period from transactions with non-owner sources, and includes net income and other comprehensive income including foreign currency translation adjustments and gains and losses on certain marketable securities. SFAS No. 130 does not require a specific format for the financial statement in which comprehensive income is reported, but does require an amount representing total comprehensive income be reported in the statement. The Company has implemented SFAS No. 130 in 1988.

     In June 1987 the Financial Accounting Standards Board issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information". SFAS No. 131 requires public companies to report information about segments of their business in annual financial statements, and requires them to report selected segment information in their quarterly reports issued to stockholders. It also requires entity-wide disclosure about the products and services of an entity, the countries in which the entity holds material assets and reports material revenues, and its major customers. The Company has implemented SFAS No. 131 in 1998.

     Statement of Financial Standards No. 133, `Accounting For Derivative Instruments' (`SFAS 133') establishes accounting and reporting standards for derivative instruments and hedging activities. SFAS 133 requires an entity to recognize all derivatives as either assets or liabilities and to measure those instruments at fair market value. Under certain circumstances a portion of the derivative's gain or loss is initially reported as a component of other comprehensive income and subsequently reclassified into income when the transaction affects earnings. For a derivative not designated as a hedging instrument, the gain or loss is recognized as income in the period of change. The Company will be required to adopt SFAS 133 during the first quarter of 2000. Presently the Company does not use derivative instruments either in hedging activities or as investments. Accordingly the Company believes that adoption of SFAS 133 will have no impact on its financial position or results of operations.

Item 7.  Financial Statements

     See page F-1 for Index to Financial Statements.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

          Reference is hereby made to the Company's Form 8-K Item 4, filed December 15, 1998.




                                   PART III.

Item 9.  Directors and Executive Officers of Frederick Brewing Co.

          As of December 31, 1998 the following individuals were directors or officers of the Company:

     Name                         Age                 Position                                    Since
     ----                         ---                 --------                                    -----
     Kevin E. Brannon             44                Chairman & Chief Executive Officer             1992
     Marjorie A. McGinnis         37                President & Director                           1992
     Steven T. Nordahl            29                VP Brewing Operations                          1994
     Leslie P. Harper             50                Chief Financial Officer                        1997
     Patrick N. Helsel            35                VP Sales                                       1997
     Nicholas P. Foris, M.D.      73                Director                                       1994
     Carl R. Hildebrand           47                Director & Treasurer                           1995
     Jerome M. Pool               63                Director                                       1993
     Maribeth Visco               41                Director & Secretary                           1993

Mr. Brannon, prior to starting the Company in 1992, was an attorney with the law firm of Preston, Gates, & Ellis, in Portland, Oregon.

Ms. McGinnis, prior to starting the Company in 1992, was a partner of B&G Partnership and Butler Brothers Farm and Orchard in Martinsburg, West Virginia.

Mr. Nordahl, prior to joining the Company in 1993, graduated from the Master Brewer's program at the University of California at Davis, in Davis, California. Mr. Nordahl resigned from the Company on April 12, 1999.

Mr. Helsel joined the Company as Sales Manager in March of 1996 and was promoted to his current office in September of 1997. Prior to joining the Company, he served as a regional sales representative for Mass Bay Brewing Co., Boston, Massachusetts from 1994 to 1996 and as regional sales manager for Warsteiner Imports Agency, Denver, Colorado from 1992 through 1994.

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

Based solely on review of copies of such forms furnished to the Company, or written representations from its officers and directors, the Company believes that during, and with the respect to, fiscal 1997, the Company's officers and directors complied in all aspects with the reporting requirements promulgated under Section 16(a) of the 1934 Act.

Item 10.  Executive Compensation

          The following table sets forth compensation awarded to, earned by, or paid for services rendered to the Company in all capacities during the fiscal year ended December 31, 1998, by the Company's named executive officers.

                             Annual Compensation         Long-Term Compensation
                             -------------------         ----------------------
                           SALARY     BONUS    OTHER     OPTIONS      ALL OTHER
                           ------     -----    -----     -------      ---------
Kevin E. Brannon          $115,100     $0    $9,500 (1)        0         0
Marjorie A. McGinnis       115,100      0     9,500 (1)        0         0
Steven T. Nordahl (2)       66,000      0     2,400 (1)        0         0
Leslie P. Harper (3)        68,500      0     1,500 (1)    6,667         0
Patrick N. Helsel           51,900      0            0         0         0
Cameron E. Barry (4)        19,900      0       800 (1)        0         0
James W. Lutz (5)           75,400      0     4,500 (1)        0         0

(1) In lieu of unpaid salaries, these individuals received an aggregate of 42,047 shares of the Company's Common Stock.

(2) At December 31, 1998, Mr. Nordahl had options to acquire 16,132 shares of the Company's Common Stock at an exercise price of $0.18 per share; all such options were immediately exercisable.

(3) As consideration for initial employment, Mr. Harper was granted options to purchase 3,334 shares of the Company's Common Stock at an exercise price of $2.563 per share, the market price as of the date his employment began. During 1998, Mr. Harper received options for an additional 3,333 shares of stock at $.313 per share. Assuming Mr. Harper remains employed by the Company, he is entitled to receive another 3,333 options on the anniversary date of the first option grant in 1999.

(4) Effective June 8, 1998 Ms. Barry resigned from her position as Vice President of Marketing.

(5)  Effective November 6, 1998 Mr. Lutz resigned from has position as Director.

Employment Agreements

     For a description of the employment agreements for the named officers of the Company, reference is made to page 67 of the Company's final Prospectus dated March 5, 1996, which is incorporated herein by reference from Form SB-2.

Item 11.  Security Ownership of Certain Beneficial Owners and Management

     The following table sets forth information as of February 16,1999 with respect to directors, executive officers, certain employees of the Company, and each person who is known by the Company to own beneficially more than 5% of the shares of its Common Stock, and with respect to shares owned beneficially by all directors and officers of the Company as a group. The following information does not reflect the proposed Reverse Stock Split. The address for all directors and executive officers of the Company is 4607 Wedgewood Blvd., Frederick, Maryland 21703.

  Directors, Named Executive                 Shares Beneficially Owned
 Officers. And 5% Stockholders                As of December 31, 1998
 -----------------------------                -----------------------
                                        Number (1)               Percent (2)
                                        ----------               -----------
Kevin E. Brannon (3)(11)(13)              162,882                  0.98%
Marjorie A. McGinnis (3)(11)(13)          162,882                  0.98
Nicholas P. Foris, M.D. (4)               118,194                     *
Carl R. Hildebrand(5)                       5,000                     *
Jerome M. Pool(6)                          24.344                     *
Maribeth Visco(7)                          28,680                     *
Steven T. Nordahl (8)(11)(13)              56,739                     *
Leslie P. Harper(9)(13)                     8,920                     *
Patrick N. Helsel(10)                         522                     *
All directors and executive officers
as a group (11) persons (12)              568,163                 3.41%

*    Represents less than 1% of the Common Stock outstanding.
(1) Beneficial ownership of the Common Stock has been determined in accordance with Rule 13d-3 under the Securities Exchange Act of 1934 ("exchange Act"), under which a person is deemed to be the beneficial owner of securities if he or she has or shares voting power or investment power with respect to such securities, or has the right to acquire beneficial ownership within 60 days.
(2) Each beneficial owner's percentage of Common Stock is determined assuming that options that are held by such person (but not those held by any other person) and that are exercisable within 60 days have been exercised. Each beneficial owner's percentage of Common Stock does not take into account the 11,710,191 shares of Common Stock into which the 8% Cumulative Convertible Preferred Stock, Series A ("Series A Preferred Stock"), Series F Cumulative Convertible Preferred Stock ("Series F Preferred Stock"), Series G Convertible Preferred Stock ("Series G Preferred Stock), Options (other than those held by such beneficial owner) and Warrants that are immediately convertible.
(3) The number of shares shown for each of Mr. Brannon and Ms. McGinnis excludes the number of shares beneficially owned by the other.
     Mr. Brannon and Ms. McGinnis are married.
(4) Includes 6,000 shares which may be received on the exercise of immediately exercisable stock options. Does not include 210 shares of Series A Preferred Stock which are immediately convertible into Common Stock at $3.8388 per share.
(5) Includes 5,000 shares which may be received on exercise of immediately exercisable stock options.
(6) Includes 7,000 shares which may be received on exercise of immediately exercisable stock options.
(7) Includes 7,000 shares which may be received on exercise of immediately exercisable stock options.
(8) Includes 16,132 shares which may be received on exercise of immediately exercisable stock options.
(9) Includes 6,667 shares which may be received on exercise of immediately exercisable stock options.
(10) Includes 522 shares which may be received on exercise of immediately exercisable stock options.
(11) Includes the following shares of Common Stock granted in lieu of a reduction in salary during 1997: Mr. Brannon, 2,667 shares; Ms. McGinnis, 2,667 shares; Mr. Nordahl, 2,667 shares.
(12) Includes 52,635 shares which may be acquired by all directors and officers of the Company as a group on the exercise of immediately exercisable stock options.

(13) Includes the following shares of Common Stock granted in lieu of salary reductions during 1998: Mr. Brannon, 14,418 shares; Ms. McGinnis, 14,418 shares; Mr. Nordahl, 3,605 shares; Mr. Harper, 2,253 shares.

Item 12.  Certain Relationships and Related Transactions

     The information provided on pages 72 and 73 of the Company's prospectus dated March 5, 1996 entitled "Certain Transactions" is incorporated herein by reference from the Pre-effective Amendment No. 5 to the Form SB-2 filed with the Securities and Exchange Commission on March 5, 1996. The amount paid to Blue II, LLC during the year of 1998 was $551,926 compared to $343,921 in 1997. 1997 payments were for less than the full year.


Item 13.  Exhibit List and Reports on Form 8-K

          (a) Documents filed as part of this report.

          (1) The following documents are filed as part of this report and this list includes the Index to the Financial Statements:

              Reports of Independent Accountants

              Financial Statements:

                   Balance Sheets as of December 31, 1998 and 1997.

                   Statements of Operations for the Years Ended December 31, 1998 and 1997.

                   Statements of Changes in Stockholders Equity for the Years Ended December 31, 1998 and 1997.

                   Statement s of Cash Flows for the Years Ended December 31, 1998 and 1997.

                   Notes to Financial Statements.

          (2) All schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are omitted because they are not applicable or the required information is included in the Financial Statements or notes thereto.

No.                                   Description
3.1       Amended and Restated Articles of Incorporation (1)
(i) Articles Supplementary with respect to Series A Convertible Preferred Stock; (2)
(ii) Articles Supplementary with respect to Series B Convertible Preferred Stock; (2)
(iii) Articles Supplementary with respect to Series C Convertible Preferred Stock; (3)
(iv) Articles Supplementary with respect to Series D Convertible Preferred Stock; (4)
(v) Articles Supplementary with respect to Series E Convertible Preferred Stock; (9)
(vi) Articles Supplementary with respect to Series F Convertible Preferred Stock; (11)
(vii) Articles Supplementary with respect to Series G Convertible Preferred Stock; (11)
3.2       Amended and Restated Bylaws (5)
4         Stock Certificate (5)
10        Material Contracts:
(i) Stock Option Agreement dated April 15, 1993 between the Company, Edward D. Scott, Kevin E. Brannon and Marjorie A. McGinnis; (5)*
(ii) Form of Shareholder Agreement; (5) (iii) Form of Termination of Shareholder Agreement (5)
(iv) Employment Agreement dated December 9, 1995 between the Company and Kevin E. Brannon; (5)*
(v) Employment Agreement dated December 9, 1995 between the Company and Marjorie A. McGinnis; (5)*
(vi) Employment Agreement dated December 9, 1995 between the Company and Steven T. Nordahl; (5)*
(vii) Employment Agreement dated December 9, 1995 between the Company and Craig J. O'Connor; (5)*
(viii) Employment Agreement dated December 9, 1995 between the Company and Steven Tluszcz; (5)*
(ix) Lease Agreement dated February 15, 1994 between the Company and Carroll Creek LLC; (5)
(x) Lease Agreement dated March 25, 1994 between the Company and Carroll Creek LLC; (2)
(xi) Addendum to the Agreement of Lease dated March 30, 1995 between the Company and Carroll Creek LLC; (5)
(xii)     Agreement of Lease dated January 21, 1993 between the Company, Kevin
          E. Brannon, and South Carroll Street Partnership; (5)
(xiii) Letter lease dated January 18, 1995 between the Company and Frederick Produce Company, Inc; (5)
(xiv)     Form of Distribution Agreement; (5)
(xv) Letter from the Company dated October 30, 1993 to the Kronheim Company, Inc.; (5)
(xvi)     Non-employee Directors Stock Option Plan; (5)*
(xvii)    1995 Stock Option Plan; (5)*
(xviii) Form of Promissory Note dated various dates from the Company to certain stockholders; (5)
(xix) Promissory Note dated June 18, 1994 between the Company and Dr. Nicholas Foris; (5)
(xx) Promissory Note dated March 18, 1994 between the Company and Dr. Nicholas Foris; (5)
(xxi) Contract Brewing Agreement dated December 12, 1995 by the Johnson Beer Company and the Company; (5)
(xxii) Promissory Note by the Company to FCNB Bank dated November 24, 1995 with a guarantee by Dr. Nicholas Foris; (5)
(xxiii) Agreement of Sale by and between the Company and SOPM Limited Partnership dated November 7, 1995; (5)
(xxiv) Assignment and Extension of Agreement of Sale by and between the Company and Blue II, LLC dated December 19, 1995; (5)
(xxv) Letter of Intent for Build-to-Suit Light Industrial Space by and between the Company and Blue II, LLC dated December 21, 1995; (5)
(xxvi) Resolutions adopted by the Maryland Industrial Development Financing Authority; (5)

(xxvii) Letter dated January 30, 1996 from the Maryland Economic Development Corp.; (5)
(xxviii)  Letter dated January 30, 1996 from Ryan, Lee & Company, Inc.; (5)
(xxix) Letter dated January 24, 1996 from the Mid-Atlantic Business Finance Co.; (5)
(xxx)     Letter from Signet Bank/Maryland dated January 16, 1996; (5)
(xxxi) Loan and financing agreement between Blue II, MEDCO, Signet and the Company; (6)
(xxxii)   Promissory note; (6)
(xxxiii)  $3,000,000 Economic Development Revenue Bond; (6)
(xxxiv) Construction contract between Blue II, Morgan Keller, Inc, and the Company; (6)
(xxxv)    Lease Agreement between Blue II, LLC and the Company
(xxxvi)   Loan and financing agreement between MEDCO, Signet and the Company;
          (6)
(xxxvii)  Promissory note; (6)
(xxxviii) $1,500,000 Economic Development Revenue Bond; (6)
(xxxix)   Loan and security agreement - $969,000 Bridge loan; (6)
(xl)      Promissory note - bridge loan; (6)
(xli)     Filler/capper equipment; (6)
(xlii)    Bottling line; (6)
(xliii)   Mechanical and electrical work; (6)
(xliv)    Phase I Industrial wastewater treatment; (6)
(xlv)     Bottle supply; (6)
(xlvi)    Interior fit out of new brewery office space; (6)
(xlvii)   Blue II Forbearance Agreement; (7)
(xlviii)  FBC Forbearance Agreement; (7)
(xlix) Agreement and Plan of Reorganization by and among Frederick Brewing Co., FBC Acquisition Corporation and Wild Goose Brewery, Inc. dated December 15, 1997; (8)
(l) Asset Purchase Agreement by and between Brimstone Brewing Company and Frederick Brewing Co. dated December 15, 1997 (8)
(li) Mutual and Reciprocal Final Release of all claims dated December 19, 1997; (8)
(lii) Loan Modification Agreement by and among First Union National Bank, Blue II, LLC, Robert Schuerholz, Nicholas P. Foris, Edward D. Scott, and Vishnampet S. Jayanthimath dated as of March 30, 1997; (8)
(liii) Loan Modification Agreement by and between First Union National Bank and Frederick Brewing Co.; (8)
(liv) Loan Agreement between U.S. Small business Administration and the Company; (3)
(lv) Financial Public Relations Agreement by and between I.W. Miller Group, Inc., and Frederick Brewing Co. dated effective June 12, 1998; (10)
(lvi) Contract Brewing Agreement by and between MOJO Highway Brewing Company, LLC and Frederick Brewing Co. dated June 19, 1998; (10)
(lvii) Operating Agreement by and between MOJO Highway Brewing Company, LLC and Frederick Brewing Co. dated June 19, 1998; (10)
(lviii) Lease Modification Agreement by and between Blue II LLC and Frederick Brewing Co. dated June 23, 1998;
(lix) Second Loan Modification Agreement by and among FCNB Bank, the Maryland Economic Development Corporation, the Maryland Industrial Development Financing Authority, Blue II, LLC, Frederick Brewing Co., Edward D. Scott, Robert Schuerholz, Nicholas Foris and Vishnampet S. Jayanthimath dated December 31, 1998;
(lx)      Letter dated September, 15, 1998 from NASDAQ to the Company;
(lxi) Agreement between Frederick Brewing Co. and Westfinance Corporation dated November 4, 1998.
21 Subsidiaries of the Registrant Wild Goose Brewery Inc., a Maryland corporation Brimstone Brewing Co., a Maryland corporation
22        Consent of Independent Accountants
27        Financial Data Schedule
99        Safe harbor Under the Private Securities Litigation Reform Act of 1995
          (4)
99.1      Press Release dated October 5, 1998
99.2      Press Release dated November 6, 1998

99.3      Press Release dated November 12, 1998
99.4      Press Release dated December 4, 1998
99.5      Press Release dated December 15, 1998
99.6      Press Release dated November 20, 1998

(3)(b) Reports filed on Form 8-K.
               The form 8-K filed November 20, 1998
               The form 8-K filed December 15, 1998

--------------
(1) Incorporated by reference from Pre-effective Amendment No. 5 to the Form SB-2 filed with the SEC on March 5, 1996.
(2) Incorporated by reference to such exhibit as filed with the Company's Registration Statement on Form S-3, file number 333-25743.
(3) Incorporated by reference to exhibit 10(I) to the Company's Quarterly Report on Form 10-QSB for the Quarter Ended June 30, 1997.
(4) Incorporated by reference to such exhibit as filed with the Company's Registration Statement on For S-3, file number 333-35655.
(5) Incorporated by reference from Form SB-2 filed with the SEC on December 12, 1995.
(6) Incorporated by reference from Form 10-QSB, Quarterly Report, filed with the SEC on June 30, 1996.
(7) Incorporated by reference from Form 8-K, Current Report, filed with the SEC on February 27, 1997.
(8) Incorporated by reference from Form 10-KSB, Annual Report for the year ended December 31, 1997
(9) Incorporated by reference to such exhibit as filed with the Company's Registration Statement on Form S-3, file number 333-54013
(10) Incorporated by reference from Form 10-QSB, Quarterly Report for the quarter ending June 30, 1998.
(11) Incorporated by reference to such exhibit as filed with the Company's Registration Statement on Form S-3, file number 333-65287

*         Management contract or compensatory plan or agreement.

                          INDEX TO FINANCIAL STATEMENTS

Reports of Independent Accountants......................................F-2
Financial Statements:
         Balance Sheets.................................................F-4
         Statements of Operations.......................................F-5
         Statements of Changes in Stockholders' Equity..................F-6
         Statements of Cash Flows......................................F-10
         Notes to Financial Statements.................................F-11

Report of Independent Certified Public Accountants


Board of Directors and Stockholders
Frederick Brewing Copany


We have audited the accompanying consolidated balance sheet of Frederick Brewing Company as of December 31, 1998, and the related consolidated statements of operations, stockholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statement. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Frederick Brewing Company at December 31, 1998, and results of their operations and their cash flows for the year then ended in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. The Company has sustained significant recurring operating losses and cash flow deficits. Also, the Company has significant cash commitments to creditors. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are described in Note 1. The financial statements do not contain any adjustments that might result from the outcome of these uncertainties.

                                                                 BDO Seidman,LLP

Washington, DC
February 8, 1999, except
for Notes 1 and 8 which are as
of June 30, 1999

                        REPORT OF INDEPENDENT ACCOUNTANTS


Board of Directors
Frederick Brewing Co.
Frederick, Maryland

         We have audited the accompanying balance sheet of Frederick Brewing Co. as of December 31, 1997, and the related statements of operations, changes in stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

         In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Frederick Brewing Co. as of December 31, 1997, and the results of its operations and its cash flows for the year then ended, in conformity with generally accepted accounting principles.


                            Coopers & Lybrand L.L.P.

McLean, Virginia
March 30, 1998

                                    Frederick Brewing Co.
                                 Consolidated Balance Sheets
                                  December 31, 1998 and 1997



                                                                                                       1998             1997
                                                                                                       ----             ----
                                            ASSETS
Current assets:
   Cash and cash equivalents                                                                         $    92,999      $ 2,612,880
   Cash  restricted                                                                                       12,475           12,475
   Trade receivables, net of allowance for doubtful accounts of $27,618
      and $35,544 respectively                                                                           410,983          333,437
   Inventories, net of reserve for obsolesence of $48,208 in 1998                                        671,856          354,224
   Prepaid expenses and other current assets                                                             157,906          103,476
                                                                                                     -----------      -----------
      Total current assets                                                                             1,346,219        3,416,492
Property and equipment, net                                                                            8,019,331        8,375,645
Intangibles, net of accumulated amortization of $124,017 and $48,705, respectively                       416,627          258,225
Deferred public relations costs, net                                                                                   1,131,500
Goodwill, net of accumulated amortization of $250,627 in 1998                                          2,483,486
Other assets                                                                                             199,326          219,557
                                                                                                     -----------      -----------
      Total assets                                                                                   $12,464,989      $13,401,419
                                                                                                     ===========      ===========


                             LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Current maturities of longterm debt                                                               $ 1,262,407      $   272,814
   Capital lease obligations, current portion                                                             44,717           88,976
   Accounts payable                                                                                    1,215,228          274,966
   Accrued liabilities                                                                                   177,651          406,943
                                                                                                     -----------      -----------
      Total current liabilities                                                                        2,700,003        1,043,699
Longterm debt                                                                                            934,387        2,208,736
Capital lease obligations                                                                              2,651,712        2,880,536
                                                                                                     -----------      -----------
      Total liabilities                                                                                6,286,102        6,132,971
                                                                                                     -----------      -----------
Stockholders' Equity:
   Preferred stock  $.01 par value, 1,000,000 shares authorized:
      Cumulative, convertible Series A, 1,543 and 1,828 shares outstanding                               581,687          655,213
      Convertible Series C, 0 and 2,100 shares outstanding respectively                                                 1,762,500
      Convertible Series D, 0 and 1,045 shares outstanding respectively                                                   810,000
      Convertible Series E, 210 and 2,700 shares outstanding respectively                                162,750        2,325,000
      Convertible Series F, 1,000 and 0 shares outstanding, respectively                                 967,500
      Convertible Series G, 500 and 0 shares outstanding, respectively                                   644,581
  Common stock  $0.00004 par value, 19,000,000 shares authorized,
         14,333,346 and 4,540,356 shares issued and outstanding                                              559              167
   Additional paid-in capital                                                                         19,989,919       12,778,758
                                                                                                     -----------      -----------
   Accumulated deficit                                                                               (16,168,109)     (11,063,190)
                                                                                                     -----------      -----------
      Total stockholders' equity                                                                       6,178,887        7,268,448
                                                                                                     -----------      -----------
      Total liabilities and stockholders' equity                                                     $12,464,989      $13,401,419
                                                                                                     ===========      ===========


                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                            Frederick Brewing Co.
                    Consolidated Statement of Operations
                For the years ended December 31, 1998 and 1997

                                                                                           1998                 1997
                                                                                           ----                 ----
Gross Sales                                                                            $ 5,521,558          $ 3,286,776
Less: Returns and allowances                                                               110,658               39,859
Less: Excise taxes                                                                         266,239              169,236
                                                                                       -----------          -----------
      Net sales                                                                          5,144,661            3,077,681
      Cost of sales                                                                      4,198,783            2,837,229
                                                                                       -----------          -----------
      Gross profit                                                                         945,878              240,452

Selling, general and administrative expenses                                             4,033,045            4,433,529
Amortization and writeoff in 1998 of deferred public relations costs                     1,131,500              188,500
                                                                                       -----------          -----------
      Operating loss                                                                    (4,218,667)          (4,381,577)





(Gain) loss on sale or disposal of equipment                                                99,544             (158,167)
Interest expense, net                                                                      557,646              140,030
                                                                                       -----------          -----------
      Loss before extraordinary item and income taxes                                   (4,875,857)          (4,363,440)

Extraordinary gain on forgiveness of debt on capital leases                                191,146
                                                                                       -----------          -----------
      Net loss                                                                          (4,684,711)          (4,363,440)


Preferred stock deemed dividend requirements                                              (420,208)          (3,611,641)
                                                                                       -----------          -----------
Net loss attributable to common shareholders                                           $(5,104,919)         $(7,975,081)
                                                                                       ===========          ===========


Basic and Diluted Loss per Common Share:
      Net loss before extraordinary item and preferred stock dividend                      $ (0.46)             $ (1.59)
      Extraordinary item                                                                     (0.02)
      Preferred stock dividend requirements                                                  (0.04)               (1.32)
                                                                                       -----------          -----------
      Net loss per common share                                                            $ (0.52)             $ (2.91)
                                                                                       ===========          ===========

Weighted average common shares (basic and diluted)                                      10,544,244            2,741,583
                                                                                       ===========          ===========

                 The accompanying notes are an intregal part of
                    these consolidated financial statements.

                              Frederick Brewing Co.
                  Statements of Changes In Stockholders Equity
                 For the years ended December 31, 1998 and 1997

                                                      Convertible              Convertible                Convertible
                                                  Series A Preferred        Series B Preferred          Series C Preferred
                                                        Stock                     Stock                      Stock
                                                        -----                     -----                      -----
                                                 Shares       Amount       Shares        Amount       Shares         Amount
                                                 ------       ------       ------        ------       ------         ------
Balance, December 31, 1996                            -     $       -          -      $         -          -       $        -

Issuance of preferred stock, net of
  issuance costs                                  1,828       833,840      3,750        3,181,161      2,100        1,837,500

Fair value of warrants issued in
  connection with preferred stock                     -      (150,000)         -         (460,000)         -                -

Fair value of common stock issued in
  connection with preferred stock                     -             -          -         (232,031)         -          (75,000)

Beneficial conversion feature in
  connection with Series A preferred                  -      (114,505)         -                -          -                -

Deemed dividend in connection with
  preferred stock                                     -        85,878          -                -          -                -

Pledge of common stock to manage-
  ment in lieu of salary                              -             -          -                -          -                -

Conversion of Series B preferred stock
  stock to common stock                               -             -     (3,750)      (2,489,130)         -                -

Fair value of warrants issued for
  deferred public relations                           -             -          -                -          -                -

Fair value of warrants issued to bank
  for services                                        -             -          -                -          -                -


Net loss                                              -             -          -                -          -                -

                                                  -----     ---------   --------      -----------     ------      -----------
Balance, December 31, 1997                        1,828     $ 655,213          -      $         -      2,100      $ 1,762,500

Issuance of preferred stock, net of
  issuance costs                                      -             -          -                -          -                -

Fair value of warrants issued in
  connection with preferred stock                     -             -          -                -          -                -

Deemed dividend in connection with
  preferred stock                                     -        28,627          -                -          -                -

Conversion of Series A preferred stock
  stock to common stock                            (285)     (102,153)         -                -          -                -

Conversion of Series C preferred stock
  stock to common stock                               -             -          -                -     (2,100)      (1,762,500)

Conversion of Series D preferred stock
  stock to common stock                               -             -          -                -          -                -

Conversion of Series E preferred stock
  stock to common stock                               -             -          -                -          -                -

Pledge of common stock to manage-
  ment in lieu of salary                              -             -          -                -          -                -

Issuance of common stock for
  acquisition of Wild Goose                           -             -          -                -          -                -

Issuance of common stock for
  acquisition of Brimstone                            -             -          -                -          -                -

Employee Stock options excersized                     -             -          -                -          -                -

Fair value of common stock issued in
  connection with preferred stock                     -             -          -                -          -                -

Net loss                                              -             -          -                -          -                -
                                                  -----     ---------   --------      -----------     ------      -----------
Balance, December 31, 1998                        1,543     $ 581,687          -      $         -          -      $         -
                                                  =====     =========   ========      ===========     ======      ===========

                                                        Convertible               Convertible                  Convertible
                                                    Series D Preferred         Series E Preferred        Series F Preferred
                                                          Stock                     Stock                       Stock
                                                          -----                     -----                       -----
                                                   Shares        Amount      Shares        Amount        Shares       Amount
                                                   ------        ------      ------        ------        ------       ------
Balance, December 31, 1996                             -       $      -          -      $         -          -     $      -

Issuance of preferred stock, net of
  issuance costs                                   1,045        835,500      2,700        2,415,000          -            -

Fair value of warrants issued in
  connection with preferred stock                      -              -          -                -          -            -

Fair value of common stock issued in
  connection with preferred stock                      -        (25,500)         -          (90,000)         -            -

Beneficial conversion feature in
  connection with Series A preferred                   -              -          -                -          -            -

Deemed dividend in connection with
  preferred stock                                      -              -          -                -          -            -

Pledge of common stock to manage-
  ment in lieu of salary                               -              -          -                -          -            -

Conversion of Series B preferred stock
  stock to common stock                                -              -          -                -          -            -

Fair value of warrants issued for
  deferred public relations                            -              -          -                -          -            -

Fair value of warrants issued to bank
  for services                                         -              -          -                -          -            -


Net loss                                               -              -          -                -          -            -

                                                   -----      ---------     ------      -----------      -----     --------
Balance, December 31, 1997                         1,045      $ 810,000      2,700      $ 2,325,000          -     $      -

Issuance of preferred stock, net of
  issuance costs                                       -              -          -                -      1,000      795,100

Fair value of warrants issued in
  connection with preferred stock                      -              -          -                -          -      (74,600)

Deemed dividend in connection with
  preferred stock                                      -              -          -                -          -      247,000

Conversion of Series A preferred stock
  stock to common stock                                -              -          -                -          -            -

Conversion of Series C preferred stock
  stock to common stock                                -              -          -                -          -            -

Conversion of Series D preferred stock
  stock to common stock                           (1,045)      (810,000)         -                -          -            -

Conversion of Series E preferred stock
  stock to common stock                                -              -     (2,490)      (2,162,250)         -            -

Pledge of common stock to manage-
  ment in lieu of salary                               -              -          -                -          -            -

Issuance of common stock for
  acquisition of Wild Goose                            -              -          -                -          -            -

Issuance of common stock for
  acquisition of Brimstone                             -              -          -                -          -            -

Employee Stock options excersized                      -              -          -                -          -            -

Fair value of common stock issued in
  connection with preferred stock                      -              -          -                -          -            -

Net loss                                               -              -          -                -          -            -
                                                  ------      ---------     ------      -----------      -----     --------
Balance, December 31, 1998                             -      $       -        210      $   162,750      1,000     $967,500
                                                  ======      =========     ======      ===========      =====     ========



                                                          Convertible
                                                       Series G Preferred
                                                             Stock                Common Stock
                                                             -----                ------------            Additional
                                                       Shares      Amount      Shares       Amount     Paid in Capital
                                                       ------      ------      ------       ------     ---------------
Balance, December 31, 1996                               -     $     -       1,954,876      $  72       $ 4,911,424

Issuance of preferred stock, net of
  issuance costs                                         -           -               -          -                -

Fair value of warrants issued in
  connection with preferred stock                        -           -               -          -          610,000

Fair value of common stock issued in
  connection with preferred stock                        -           -         106,500          4          422,527

Beneficial conversion feature in
  connection with Series A preferred                     -           -               -          -          114,505

Deemed dividend in connection with
  preferred stock                                        -           -               -          -        3,525,763

Pledge of common stock to manage-
  ment in lieu of salary                                 -           -               -          -           17,500

Conversion of Series B preferred stock
  stock to common stock                                  -           -       2,478,980         91        2,489,039

Fair value of warrants issued for
  deferred public relations                              -           -               -          -          670,000

Fair value of warrants issued to bank
  for services                                           -           -               -          -           18,000


Net loss                                                 -           -               -          -                -

                                                  --------    --------      ----------      -----     ------------
Balance, December 31, 1997                               -    $      -       4,540,356      $ 167     $ 12,778,758

Issuance of preferred stock, net of
  issuance costs                                       500     500,000               -          -          (69,684)

Fair value of warrants issued in
  connection with preferred stock                        -           -               -          -           74,600

Deemed dividend in connection with
  preferred stock                                        -     144,581               -          -                -

Conversion of Series A preferred stock
  stock to common stock                                  -           -          38,362          2          102,151

Conversion of Series C preferred stock
  stock to common stock                                  -           -       2,806,448        112        1,762,388

Conversion of Series D preferred stock
  stock to common stock                                  -           -       1,534,377         61          809,939

Conversion of Series E preferred stock
  stock to common stock                                  -           -       4,101,265        164        2,162,086

Pledge of common stock to manage-
  ment in lieu of salary                                 -           -          42,047          2           28,140

Issuance of common stock for
  acquisition of Wild Goose                              -           -       1,068,933         43        2,105,755

Issuance of common stock for
  acquisition of Brimstone                               -           -          80,000          3          162,448

Employee Stock options excersized                        -           -           1,558          -            1,363

Fair value of common stock issued in
  connection with preferred stock                        -           -         120,000          5           71,975

Net loss                                                 -           -               -          -                -
                                                  --------    --------      ----------      -----     ------------
Balance, December 31, 1998                             500    $644,581      14,333,346      $ 559     $ 19,989,919
                                                  ========    ========      ==========      =====     ============




                                                                        Total
                                                    Accumulated      Stockholders
                                                      Deficit           Equity
                                                      -------           ------
Balance, December 31, 1996                         $ (3,088,109)     $ 1,823,387

Issuance of preferred stock, net of
  issuance costs                                              -        9,103,001

Fair value of warrants issued in
  connection with preferred stock                             -                -

Fair value of common stock issued in
  connection with preferred stock                             -                -

Beneficial conversion feature in
  connection with Series A preferred                          -                -

Deemed dividend in connection with
  preferred stock                                    (3,611,641)               -

Pledge of common stock to manage-
  ment in lieu of salary                                      -           17,500

Conversion of Series B preferred stock
  stock to common stock                                       -                -

Fair value of warrants issued for
  deferred public relations                                   -          670,000

Fair value of warrants issued to bank
  for services                                                -           18,000


Net loss                                             (4,363,440)      (4,363,440)

                                                  -------------      -----------
Balance, December 31, 1997                        $ (11,063,190)     $ 7,268,448

Issuance of preferred stock, net of
  issuance costs                                              -        1,225,416

Fair value of warrants issued in
  connection with preferred stock                             -                -

Deemed dividend in connection with
  preferred stock                                      (420,208)               -

Conversion of Series A preferred stock
  stock to common stock                                       -                -

Conversion of Series C preferred stock
  stock to common stock                                       -                -

Conversion of Series D preferred stock
  stock to common stock                                       -                -

Conversion of Series E preferred stock
  stock to common stock                                       -                -

Pledge of common stock to manage-
  ment in lieu of salary                                      -           28,142

Issuance of common stock for
  acquisition of Wild Goose                                   -        2,105,798

Issuance of common stock for
  acquisition of Brimstone                                    -          162,451

Employee Stock options excersized                             -            1,363

Fair value of common stock issued in
  connection with preferred stock                             -           71,980

Net loss                                             (4,684,711)      (4,684,711)
                                                  -------------      -----------
Balance, December 31, 1998                        $ (16,168,109)     $ 6,178,887
                                                  =============      ===========

                              Frederick Brewing Co.
                      Consolidated Statements of Cash Flows
                 For the years ended December 31, 1998 and 1997

                                                                                       1998                 1997
                                                                                       ----                 ----
Cash flows from operating activities:
   Net loss                                                                      $ (4,684,711)        $ (4,363,440)
   Adjustments to reconcile net loss to net cash used in
      operating activities:
      Depreciation and amortization                                                 1,078,480              560,671
      Writeoff of net deferred public relations costs                               1,131,500              188,500
      Foregiveness of debt on capital leases                                         (191,146)                   -
      (Gain) Loss on sale or disposal of equipment                                     99,544             (158,167)
      Provision for doubtful accounts                                                  45,592               37,090
      Writeoff of accounts receivable                                                (53,518)                    -
      Provision for obsolete inventory                                                 48,208                    -
      Fair value of stock issued to management in lieu of salary                       28,142               17,500
      Fair value of warrants issued to bank for services                                    -              18,000
      Change in operating assets and liabilities:
         Trade receivables                                                            156,746             (131,114)
         Inventories                                                                 (206,806)            (143,661)
         Prepaid expenses and other current assets                                    (54,430)             (21,064)
         Other assets                                                                  20,231             (148,557)
         Deferred public relations costs                                                                 (650,000)
         Accounts payable                                                             392,488             (354,250)
         Accrued liabilities                                                         (846,442)             241,405
                                                                                  -----------          -----------
      Net cash used in operating activities                                        (3,036,122)          (4,907,087)
                                                                                  -----------          -----------

Cash flows from investing activities:
   Purchase of property and equipment                                                (432,215)          (2,748,745)
   Purchase of intangibles                                                            (84,161)             (52,900)
   Proceeds from sale of equipment                                                    100,551              303,239
                                                                                  -----------          -----------
      Net cash used in investing activities                                          (415,825)          (2,498,406)
                                                                                  -----------          -----------
Cash flows from financing activities:
   Proceeds from issuance of Series A preferred stock                                       -             914,000
   Proceeds from issuance of Series B preferred stock                                       -           3,750,000
   Proceeds from issuance of Series C preferred stock                                       -           2,100,000
   Proceeds from issuance of Series D preferred stock                                       -           1,045,000
   Proceeds from issuance of Series E preferred stock                                       -           2,700,000
   Proceeds from issuance of Series F preferred stock                               1,000,000
   Proceeds from issuance of Series G preferred stock                                 500,000
   Offering costs associated with issuance of preferred stock                        (274,584)          (1,405,999)
   Proceeds from issuance of common stock                                              71,980
   Proceeds from exercise of stock options                                              1,363
   Proceeds from debt borrowings                                                            -           1,605,485
   Payments on debt obligations                                                      (288,501)          (1,193,036)
   Payments on capital leases                                                         (78,192)            (109,571)
   Decrease in restricted cash                                                              -             627,525
   Payment of loan origination fees                                                         -             (64,021)
                                                                                  -----------          -----------
      Net cash provided by financing activities                                       932,066            9,969,383
                                                                                  -----------          -----------

Net (decrease)/increase in cash and cash equivalents                               (2,519,881)           2,563,890

Cash and cash equivalents, beginning of period                                      2,612,880               48,990
                                                                                  -----------          -----------
Cash and cash equivalents, end of period                                          $    92,999          $ 2,612,880
                                                                                  ===========          ===========

                 The accompanying notes are an intregal part of
                    these consolidated financial statements.

                              Frederick Brewing Co.
                          NOTES TO FINANCIAL STATEMENTS

1. Recent Events and Future Prospects

Basis of Presentation

The accompanying financial statements have been prepared assuming that Frederick Brewing Co. (the "Company") will continue as a going concern. As explained below, the Company has sustained recurring operating losses and cash flow deficits. Also, the Company has significant cash commitments to creditors. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are described below. The financial statements do not contain any adjustments that might result from the outcome of these uncertainties.

Future Prospects

The Company's ability to meet its obligations is dependent on generating positive cash flow and ultimately operating profitably. Such an improvement requires the Company to eliminate or substantially reduce its excess brewing capacity and to obtain additional financing from third parties.

In April and June 1999, the Company obtained proceeds of $500,000 from a loan collateralized by its Wild Goose brand. The same investor groups purchased most of the convertible preferred stock sold in 1997 and 1998.

On November 4, 1998, the Company retained Westfinance Corporation to advise and assist Company in the following: 1) refinancing First Union National Bank bond
2) raising additional working capital, and 3) Seeking either candidates for acquisition by the Company, merger with the Company or acquisition of the Company. The Company has made numerous contacts and engaged in preliminary, but unsuccessful, discussions with numerous parties toward each of these objectives.

In May of 1999, the Company raised approximately $550,000 by way of a short-term loan from a consortium of investors, collateralized by the Company's rights in the Wild Goose brands, trademarks, copyrights and other intellectual property.

On June 30, 1999, the Company's Board of Directors agreed to grant to SIBG, an unrelated third party, the exclusive right, through July 25, 1999, to negotiate and perform due diligence with a view toward consummating a transaction pursuant to which SIBG would acquire majority control of the Company's voting stock for cash.

If the transaction closes as discussed to date, management believes that SIBG will simultaneously acquire and may ultimately exercise the Company's option to purchase the land and building in Frederick County, Maryland which contain the Company's brewery; enter into contract brewing agreements whereby the Company would commit to producing 5,000 - 35,000 barrels per year of various brands controlled by SIBG and its affiliates; and arrange to refinance the Company's debt to First Union National Bank.

The Company has been in discussions with SIBG, its principals and affiliates at various times since late 1998. The negotiations concerning the stock purchase, contract brewing, real estate purchase and First Union National Bank re-finance transactions are at an advanced stage and, if SIBG proceeds substantially as contemplated, the terms of those transactions will prove acceptable to the Company's Board of Directors. However, the exclusivity letter agreement specifically states in part "there has been no meeting of the minds as to the material terms of any proposal."

Furthermore, no definitive agreements have been executed and there can be no assurance either that such agreements will be executed or that, even if executed, will be closed. Neither SIBG nor the Company is yet obligated to execute agreements or close on any transaction. Numerous conditions must be satisfied before any transaction between the Company and SIBG can be completed, many of which are beyond the control of the Company and management. Some of these include: (1) one or more of SIBG's members must agree to contribute the cash necessary to allow SIBG to purchase the Company's common stock; (2) SIBG, its counsel, accountants and other advisors must complete, and be satisfied with the results of, its due diligence review of the Company, its condition and business prospects; (3) the Company and SIBG must agree to terms and negotiate mutually acceptable agreements between themselves and with third parties including: (a) a purchase or pay-off of the First Union National Bank bond; (b) the approval of the United States Small Business Administration which is a secured creditor of the Company; (c) the negotiation of a mutually acceptable agreement for the purchase by SIBG of the real estate now owned by Blue II, LLC; (d) the agreement of the Company's numerous unsecured creditors, equipment lessors and other creditors to payment terms acceptable to SIBG; (4) the termination or modification of the Company's employment contracts with senior management; and (5) numerous others, many of which may not be foreseen by the Company.

No assurance can be given that these conditions can or will be met in a timely manner or on terms acceptable or favorable to the Company. The exclusivity agreement generally prohibits the Company from soliciting, encouraging, discussing or considering other proposals or providing, non-public information to any other parties who may be interested in providing the Company with financing until July 25, 1999. This creates the risk that the Company will be unable to raise adequate funds to sustain its operations if the transactions with SIBG do not close or if the transactions are not closed in a timely manner. The exclusivity agreement does, however, provide that the Company may consider other bonafide proposals, if the board of directors, on advice of outside counsel, "determines that it is required to do so in order to discharge properly its fiduciary duties."

Presently, the Company is in default under the payment terms of an equipment loan to a local bank. In June 1999, the Company agreed to pay the bank a $50,000 fee (in two installments) and in return the bank agreed not to demand repayment of the loan until June 30, 1999. The Company failed to make the second installment payment and is attempting to negotiate an extension of the Bank's forbearance and to refinance the loan. There can be no assurance either that the bank will agree to forbear or that the loan can be refinanced.

The Company is also in default of numerous other payment obligations, including rental payments due to Blue II, LLC, payments due on several equipment leases, and payments due to vendors and professionals. There can be no assurance that these creditors, individually or in concert, will not take legal action against the Company or attempt to place the Company into involuntary bankruptcy.

The Company received a letter dated September 15, 1998 (the "Notice letter") from Nasdaq Stock Market Inc. ("Nasdaq") stating the common stock may be delisted from the Nasdaq SmallCap Market for failure to maintain a minimum bid of $1.00 per share. In summary, the notice letter stated that if the Company failed to demonstrate compliance through achieving a closing bid price of $1.00 per share for ten consecutive trading days during the 90 calendar day period ending December 14, 1998, the common stock would be subject to delisting. The Company requested, and Nasdaq approved, an extension of time to allow shareholder approval of a reverse stock split in an effort to boost the stock price. In March 1999, the Company affected a 1 for 10 reverse stock split but the stock price did not remain above the $1.00 minimum closing bid for ten consecutive days as required by Nasdaq. In April 1999, Nasdaq informed the Company that it had delisted its common stock from the Nasdaq SmallCap Market.

If the Company is unsuccessful in completing a transaction with SIBG, it will seek to obtain short-term financing form third parties who have previously purchased equity or loaned funds to finance operations. The Company may also explore merging with or selling assets to, another craftbrewer or other industry participant that has greater financial resources to help ensure that it meets its obligations. Also, the Company could seek protection under Chapter 11 of the bankruptcy code to allow additional time to explore other alternatives to eliminate or reduce its excess capacity. The Company has not yet decided on a definite course of action and is barred from pursuing such by the exclusivity agreement with SIBG.

2. Summary of Significant Accounting Policies

Business

The Company engages in the production, bottling, distribution, and sale of beer primarily in the Mid-Atlantic region.

Principles of Consolidation

The consolidated financial statements for the year ended December 31,1998 include the accounts of the Company for the full year, and for its wholly owned subsidiaries from the dates of their acquisition. Brimstone Brewing Company (`Brimstone') was acquired on January 15, 1998, and Wild Goose Brewery, Incorporated (`Wild Goose') was acquired on January 28, 1998. All significant inter-company accounts and transactions have been eliminated in consolidation.

Cash and Cash Equivalents

Cash and cash equivalents are stated at cost, which approximates fair value, and consists of amounts on hand in an operating bank account and in a highly liquid short-term investment account with a major bank. All cash equivalents have original maturities of three months or less. The short-term investment of $12,475 presented as restricted cash was pledged as collateral to ensure the Company's performance of site improvement work required by the local Frederick County government.

Concentration of Credit Risk

The Company's financial instruments that are exposed to concentrations of credit risk consist primarily of cash and cash equivalents and accounts receivable. The Company maintains cash and cash equivalents in separate accounts at a major bank. The Company has not experienced any losses on these investments.

The Company's accounts receivable result primarily from beer sales to wholesale distributors. The Company periodically assesses the financial strength of its customers and provides allowances for anticipated losses as necessary.

Inventories

Inventories consist of raw ingredients, work in process, finished goods, and packaging materials, and are valued at the lower of cost or market. Cost is determined by the first-in, first-out (FIFO) method.

Property and Equipment

Property and equipment are recorded at cost and depreciated using straight-line and accelerated methods over the estimated useful lives of the assets. Estimated useful lives are as follows: brewing equipment, 7 to 20 years; automobiles and trucks, 5 years; furniture and fixtures, 3 to 7 years.

Leasehold improvements are recorded at cost and depreciated over the terms of the related lease or of the estimated useful life of the related improvement, whichever is shorter. On retirement or disposition of property and equipment, the cost and accumulated depreciation are removed from the accounts and any resulting gain or loss is reflected in operations. Repair and maintenance costs are charged to expense in the year incurred.

The Company leases its production facility under a long-term capital lease, that is included in property and equipment. The facility is amortized over a twenty-year lease term, and depreciation and amortization expense includes this amortization.

Intangible Assets

Intangible assets consist primarily of trademarks, copyrights, and loan origination costs related to existing debt obligations. Trademarks and copyrights are amortized over a five-year period on a straight-line basis. Loan origination costs are amortized over the term of the related loan. Intangible amortization expense was $88,239 and $44,947 for the years ended December 31, 1998 and 1997 respectively.

Goodwill

The purchase price of the Wild Goose acquisition has been allocated to the assets acquired and the liabilities assumed, based on their fair values. The $2,734,113 excess of purchase price over the net assets acquired was recorded as goodwill and is being amortized over 10 years from the date of acquisition. Goodwill amortization was $250,627 for the year ended December 31, 1998. There was no goodwill to be amortized during 1997. No goodwill was recorded in connection with the acquisition of Brimstone.

Asset Impairment

The Company evaluates the recoverability of the carrying value of long-lived assets, including property and equipment and intangible assets (including goodwill), in accordance with the provisions of Statement of Accounting Standards No. 121, `Accounting for the Impairment of Long Lived Assets to be Disposed'. The Company considers historical performance and anticipated future results in its evaluation of potential impairment. When indicators of impairment are present the Company evaluates the carrying value of these assets in relation to the operating performance of the business and future non-discounted cash flows without interest expense expected to result from the use of these assets. Impairment losses are recognized when the fair value of the asset or the present value of expected future cash flows are less than the assets carrying value. There were no impairment losses in 1998 or 1997.

Revenue Recognition

Revenue is recognized upon shipment of product to distributors. The Company has established 180 days as an acceptable shelf life for its products, and will reimburse distributors for 50% of all out of date product destroyed in the first year of each new distribution agreement. Amounts reimbursed for out of date products have historically been minimal.

Income Taxes

Deferred income taxes are recognized for the tax consequences in future years of the differences between the tax basis of assets and liabilities and their financial reporting values at each year-end. They are based on enacted tax laws and statutory rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established as necessary to reduce deferred tax assets to the amount that may be realized. Income tax expense represents the current tax provision for the period plus the change during the period in deferred tax assets and liabilities.

Net Loss Per Common Share

Effective December 31, 1997 the Company adopted Statement of Financial Accounting Standards No. 128 `Earnings Per Share', which requires the presentation of basic earnings per share and diluted earnings per share for all years presented. Basic per share earnings is based on weighted average number of outstanding common shares for the period. Diluted per share earnings adjust the weighted average for the potential dilution that could occur if stock options, warrants, or other convertible securities were exercised or converted into common stock. Diluted earnings per share equals basic earnings per share for 1998 and 1997 because the effects of such items were anti-dilutive.

Recent Accounting Pronouncements

Statement of Financial Accounting Standards No. 130, `Reporting Comprehensive Income' (`SFAS 130'), establishes standards for the reporting and display of comprehensive income, and its component accumulated balances. Comprehensive income as defined includes all changes in equity except that resulting from investments by owners and distributions to owners. Among other disclosures, SFAS 130 states that all items that are required to be recognized under current accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. The Company adopted SFAS 130 during the first quarter of 1998 and has no items of comprehensive income to report.

Statement of Financial Standards No. 131, `Disclosure About Segments of a Business Enterprise' (`SFAS 131'), establishes standards for reporting information about operating segments in annual financial statements, and requires reporting of selected information about operating segments in interim financial statements issued after December 15, 1997. It also establishes standards for disclosure regarding products and services, geographic areas and major customers. SFAS 131 defines operating segments as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. Presently, the Company operates in one business segment.

Statement of Financial Standards No. 133, `Accounting For Derivative Instruments' (`SFAS 133') establishes accounting and reporting standards for derivative instruments and hedging activities. SFAS 133 requires an entity to recognize all derivatives as either assets or liabilities and to measure those instruments at fair market value. Under certain circumstances a portion of the derivative's gain or loss is initially reported as a component of other comprehensive income and subsequently reclassified into income when the transaction affects earnings. For a derivative not designated as a hedging instrument, the gain or loss is recognized as income in the period of change. The Company will be required to adopt SFAS 133 during the first quarter of 2000. Presently the Company does not use derivative instruments either in hedging activities or as investments. Accordingly the Company believes that adoption of SFAS 133 will have no impact on its financial position or results of operations.

Use of Accounting Estimates

Preparation of financial statements, in conformity with generally accepted accounting principles, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities. It also requires the disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenues and expenses during the reporting period. Actual amounts could differ from these estimates.

Fair Value Information

The carrying value of current assets and current liabilities approximates fair value because of their short-term maturity. The carrying amount of the Company's debt approximates its fair value as the debt bears interest at rates approximating current market values.

3. Deferred Public Relations Costs

Deferred public relations costs consisted of $650,000 cash in advance, and $670,000 representing the estimated fair value of 500,000 warrants issued in 1997 to a third party for public and investor relations services to be rendered over a five-year service period. These amounts were being amortized on a straight-line basis over the five-year term of the service contract. Amortization expense was $188,500 for the year ended December 31, 1997. In the second quarter of 1998, the Company terminated this contract due to lack of performance. Accordingly, the Company expensed the remaining $1,131,500 as of June 30, 1998, to reflect the termination of the contract services.

4. Acquisitions

During 1998 the Company acquired 100% of the outstanding common stock and preferred stock of Wild Goose, and all the brands, formulas, copy-rights, trademarks, and related intangible assets of Brimstone. The consideration for Wild Goose consisted of the issuance of 1,068,933 shares of common stock with an aggregate value of $2,105,798 and the assumption of $524,029 in Wild Goose liabilities. Another 38,565 shares of the Company's common stock will be issued in 1999. Consideration for Brimstone consisted of the issuance of 80,000 shares of the Company's common stock with an aggregate value of $162,480. These acquisitions are being accounted for under the purchase method of accounting.

The following unaudited pro forma summary presents the consolidated results of operations as if the acquisitions had been completed at the beginning of the periods presented and does not purport to be indicative of what would have occurred had the acquisitions been made as of such date:

                                                                       1998            1997
                                                                     --------         --------
   Net sales ..................................................   $ 5,521,000    $   5,769,000
   Net loss ...................................................   $(5,105,000)   $  (4,564,000)
   Net loss per common share before extradinory item in 1998
   and preferred stock dividend ...............................   $     (0.46)   $       (1.59)

5. Inventories

Inventories at December 31, consist of the following:

                                                     1998                1997
                                                   --------            --------

   Raw materials..................................  $148,761            $ 64,194
   Work in process................................    64,053              51,677
   Finished goods.................................   222,126             100,469
   Packaging and marketing supplies...............   285,124             137,884
   Reserve for obsolesence........................   (48,208)                 --
                                                    --------            --------
   Total..........................................  $671,856            $354,224
                                                    --------            --------

6. Property and Equipment

Property and equipment at December 31, consist of the following:

                                                      1998               1997
                                                    --------           --------

   Brewing equipment.............................. $ 4,344,492        4,117,219
   Building.......................................   3,000,000        3,000,000
   Leasehold improvements.........................   1,477,924         1,348,25
   Automobiles and trucks.........................     184,204          201,499
   Furniture and fixtures.........................     137,739          110,806
                                                    ----------        ---------
   Total..........................................   9,144,359        8,777,778
   Less accumulated depreciation..................  (1,125,028)        (402,133)
   Property and equipment, net.................... $ 8,019,331       $8,375,645
                                                   -----------       ----------

The brewing equipment, building and leasehold improvements are pledged to collateralize certain related debt (See Note 7).

7. Debt Obligations

Long-Term Debt

Long-term debt at December 31, consists of the following:

                                                                              1998                  1997
                                                                            --------              --------
Note payable to bank, interest at LIBOR + 150 basis points, 108 monthly payments at $13,889, starting Aug, 1997, collateralized by brewing equipment, due July, 2006. Subsequent to December 31, 1998, the Company
has not been able to make the monthly payments of $13,889 and the note payable is in default. Therefore, the note payable is classified as a
current liability. See further discussion in Note 1.                       $ 1,197,089          $ 1,366,756

Note payable to United States Small Business Administration, Interest at
7.68%, monthly payments at $7,967, collateralized by secondary lien on
all equipment, due May, 2017.                                                  960,105              984,002

Notes payable to bank, monthly payments ranging from $268 to $808, including interest ranging from 7.9% to 9.1%, collateralized by vehicles,
due May, 1999 - October, 2000.                                                  30,649               93,676

Stockholder loans, monthly payments ranging from $425 To $655, including
interest ranging from 10% to 11%, due July, 1999.                                8,951               37,116
                                                                           -----------          -----------

Total                                                                      $ 2,196,794          $ 2,481.550
Less current maturities                                                     (1,262,407)            (272,814)
                                                                           -----------          -----------
Total long-term debt                                                       $   934,387          $ 2,208,736
                                                                           -----------          -----------

Principal repayments required on all notes payable as of December 31, 1998 are as follows:

   1999                            $1,262,407
   2000                                27,678
   2001                                29,788
   2002                                32,054
   2003                                34,502
   Thereafter                         810,365
                                   ----------
   Total                           $2,196,794
                                   ----------

Capital Leases

The Company has entered into a lease for the land and building housing the brewery which is classified as a capital lease. The Company has the option to purchase the building housing the brewery at any time after March 1, 2023 at a price of $3,000,000. Future minimum payments under the capital lease are as follows at December 31, 1998:

   1999                                              $350,208
   2000                                               350,208
   2001                                               350,208

   2002                                                350,208
   2003                                                350,208
   Thereafter                                        4,755,822
                                                     ---------
   Total minimum lease payments                      6,506,862
   Less amount representing interest                (3,810,433)
                                                    ----------
   Present value of future minimum lease payments    2,696,429
   Less current maturities                             (44,717)
                                                    ----------
   Long-term capital lease obligations              $2,651,712
                                                    ----------
8. Stockholders' equity

The Company's Articles of Incorporation authorize the issuance of 1,000,000 shares of preferred stock, at $.01 par value. As of December 31, 1998, 1,543 shares of non-voting Cumulative, Convertible Series A Preferred Stock (series
A), and 210 shares of Convertible Series E Preferred Stock (Series E) that were issued during 1997 and are outstanding. During 1998 the Company recorded a deemed dividend of $28,627 to reflect the beneficial conversion feature related to Series A. The Series A shares are convertible at any time after one year from the date of issuance, based on an average conversion price of $3.67 per share, which was a discount at the date of issuance. The Series E shares are convertible immediately upon issuance at 75% of the average market price of the common stock for the five trading days immediately prior to the conversion date. The Company has recorded a deemed dividend of $420,208 to reflect the beneficial conversion feature related to each of the preferred stock issuances. The discount amount is recognized over the period from the date of issuance to the earliest point the shares are convertible. The beneficial conversion feature of $114,505 related to the Series A shares is being recognized as a deemed dividend over the one year period from the date of issuance of March 31, 1997, and the deemed dividends related to the Series B, Series C, Series D, Series E,
Series F and Series G shares was recognized immediately upon issuance.

The holders of Series A shares are senior to the Common Stock with respect to dividend rights and are entitled to a liquidation preference of $500 per share. The annual dividend rate for Series A shares is $40 per share per annum, with cumulative dividends in arrears of $134,840, and the annual dividend rate for the Series B, Series C, Series D, Series E, Series F and Series G shares is $80 per share, when and if declared by the Company's Board of Directors. Full dividends may be paid or set aside on Series A, Series B, Series C, Series D, Series E, Series F and Series G shares before dividends may be paid or set aside on the common stock. All dividend payments will be subordinated to the Company's debt obligations, and will be subject to the prior appraisal of the Company's bank. No dividends were declared during 1998. The holders of Series B, Series C, Series D, Series E, Series F and Series G shares have a liquidation preference of $1000 per share over the Common Stock and the Series A shares. The Company does not expect to declare or pay such dividends in the foreseeable future.

During 1998 the Company issued 1,000 shares of Convertible Series F Preferred Stock (Series F). These preferred shares are immediately convertible into common stock at the lesser of $.70 per share or 80% of the average of the three lowest closing bid prices of the common stock for the seven days preceding the conversion. A deemed dividend of $247,000 was recognized immediately on issuance of Series F shares to recognize its' beneficial conversion feature. The Company also issued 200,000 warrants with exercise prices ranging from $.75 per share to $.98 per share. The Company determined the aggregate value of these warrants on the date of grant to be approximately $74,600, based on the Black Scholes valuation model with the following weighted average assumptions: dividend yield of 0%, expected volatility of 58%, risk free interest of 8.5% and expected term of 5 years. This value was recorded as a cost of the Series F offering and deducted from proceeds. All 1,000 shares of Series F are outstanding as of December 31, 1998. During 1998 the Company also issued 500 shares of Convertible Series G Preferred Stock (Series G) that is convertible into common stock at 70% of the average market price for the five days prior to the conversion. A deemed dividend of $144,581 was recognized on Series G to reflect its' beneficial conversion feature.

During 1998 the Company pledged an aggregate of 42,047 shares of common stock to certain members of management in lieu of salary. The value of the common stock on the date pledged was $28,140 and was recorded as compensation expense.

On March 23, 1999, the Company's Board of Directors approved a reverse 10 for 1 stock split of common stock.

The reverse stock split has been reflected in the accompanying financial statements for all periods presented.

9. Stock Options

The Company has chosen to continue to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25 `Accounting for Stock Issued to Employees' and related interpretations for issuance of stock options to employees. Accordingly, compensation cost for stock options is measured as the excess of the quoted market price at the date of the grant over the amount an employee must pay to acquire the stock.

Effective as of November 1. The Series E shares are convertible immediately upon issuance at 75% of the average market price of the common stock for the five trading days immediately prior to the conversion date.995 the Company adopted the 1995 Stock Option Plan in order to attract and retain qualified personnel in key positions as well as to compensate members of the Board of Directors. The exercise price of all options under the plan must be equal to at least the fair value of the related common stock at the date of grant. The vesting provisions for stock options is determined by the Board of Directors, and all options are exercisable for ten years after vesting date.

A summary of the status of the Company's stock options is presented:

                                                                          1998           1997
                                                                   ----------------  ----------------
                                                                       Weighted          Weighted
                                                                   Shares Avg Price  Shares Avg Price
                                                                   ----------------  ----------------
                 Options outstanding at beginning of period         59,701    1.78    50,056   1.60
                 Options exercised                                  (1,558)  (.875)        0      0
                 Options canceled                                   (7,775)  (.875)     (355) (5.79)
                 Options granted                                    18,131    1.40    10,000   1.90
                                                                    ------    ----    ------   ----
                 Options outstanding at end of period               68,499    1.80    59,701   1.78
                 Options exercisable at end of period               68,499    1.80    59,701   1.78

As of December 31, 1998 the weighted average remaining contractual life of the options, which have exercise prices ranging from $0.18 to $5.25 is approximately 7 years.

As of December 31, 1998 and 1997 the pro forma tax effects under SFAS 109 would not have a material impact on either the deferred tax asset or the valuation allowance. Had compensation expense been determined based on fair value at the grant dates for option awards, consistent with the method of SFAS 123, the Company's net loss attributable to common shareholders and net loss per common share at December 31 would have been as follows:

                                                                            1998             1997
                                                                        -----------       -----------
     Net loss attributable to common shareholders                       $(5,104,919)      $(7,975,081)
           As reported
           Pro forma                                                     (5,110,238)       (7,961,471)

     Net loss per common share (basic and diluted)
           As reported                                                  $     (0.48)      $     (2.91)
           Pro forma                                                          (0.48)            (2.91)

The fair value of each option is estimated on the date of grant using a Black-Scholes option-pricing model with the following weighted-average assumptions used for grants during the year ended December 31, 1998 and 1997.

                                                                             1998              1997
                                                                            -------           -------

                      Annual dividend yield                                     0%                0%
                      Estimated volatility                                     58%               58%
                      Risk free interest rate                                 6.8%              6.8%
                      Expected term                                         8 years          8 years

10. Warrants

During 1997 the Company entered into an agreement with a third party for public and investor relations services to be rendered over a five-year period. In consideration for these services the Company paid $650,000 in cash and issued 500,000 warrants to purchase common stock of the Company to the public relations firm. These warrants had various exercise prices and terms, and expired at varying dates through March, 2002. The Company determined the estimated aggregate fair value of the warrants on the date of the grant to be approximately $670,000. The Company recorded the total consideration of $1,320,000 as deferred public relations costs, and the component of the total consideration related to warrants was recorded as an increase to additional paid in capital.

The Company began 1998 with 807,864 outstanding warrants to purchase common stock of the company at a weighted average exercise price of $5.32 per warrant. During 1998 an additional 425,000 warrants were issued at a weighted average exercise price of $1.29, and 100,000 shares were cancelled at a weighted average exercise price of $4.00. Warrants can be exercised at various times until the year 2003.

11. Commitments and Contingencies

Leases

     In February 1997 the Company moved into its new facility which it is leasing under a twenty year capital lease expiring in 2017. The Company also leases certain of its equipment under an operating lease with net aggregate future lease payments of $137,653 in 1999, and $45,884 in the year 2000.

Contingencies

     In the normal course of business the Company is involved in various claims and litigation. Management is of the opinion that any liability or loss resulting from such claims or litigation will not have a material adverse impact on the Company's financial condition, results of operations, or cash flows.

Employment agreements

     The Company has entered into employment agreements with key members of management, under the terms of which aggregate base salaries for 1999 of all the individuals are $240,000. The employment agreements also include a provision for annual cash bonuses not to exceed 25% of base salaries. No such bonuses were paid or accrued based on management's decision in 1998 or 1997.

12. Wholesale distributors

The Company distributes its products only through independent wholesale distributors for resale to retailers such as liquor and wine and beer stores, restaurants, taverns, pubs, bars, and sporting arena. Accordingly the Company is dependent upon these wholesale distributors to sell the Company's beers and to assist the Company in creating demand for, and promoting market acceptance of the Company's products and provide adequate service to all retail customers. If a significant wholesale distributor were to discontinue selling, or decrease the level of orders, for the Company's products, the Company's business would be adversely affected in areas serviced by such wholesale distributors until the Company retained replacements.

Sales to wholesale distributors representing greater than 10% of total sales were as follows for the years ended December 31:


                                                     1998             1997
                                                  ---------        ---------
       Distributor A                             $1,549,000        $1,236,400
       Distributor B                                304,500                 0
       Distributor C                                382,400           271,600

13. Income taxes

The tax effects of the primary temporary differences giving rise to the Company's deferred tax asset (liability) at December 31, 1998 and 1997 are summarized below:

                                                     1998             1997
                                                  ---------        ---------
       Net operating loss carry forward          $ 4,720,000      $ 2,710,000
       Other                                          25,000           21,000
       Depreciation                                 (150,000)        (130,000)
                                                  ----------       ----------
       Subtotal                                    4,595,000        2,601,000
       Valuation allowance                        (4,595,000)      (2,601,000)
                                                  ----------       ----------
       Net deferred taxes                        $         0      $         0

Realization of the net deferred tax asset at the balance sheet date is dependent on future earnings which are uncertain. Accordingly, a full valuation allowance was recorded against the asset.

As of December 31, 1998, the Company had net operating loss carry forwards of approximately $11,800,000 expiring between 2010 and 2013 available to offset future taxable income for federal income tax purposes, subject to limitations on annual utilization due to recent issuances of common stock.

14. Supplemental Disclosure of Cash Flow Information

CAPTION>
                                                                            1998            1997
                                                                        -----------     -----------
       Cash paid for interest                                           $   569,498     $   140,030
       Supplemental disclosure of non cash investing and financing:
       Capital lease obligations                                                  0       3,000,000
       Common stock issued to acquire assets                              2,268,249               0
       Fair value of warrants issued to non-employees for services                0         670,000
       Fair value of stock pledged to management in lieu of salary           28,142          17,500
       Fair value of warrants issued to bank for services                         0          18,000
       Fair value of warrants issued in connection with preferred stock      74,600         610,000
       Deemed dividend in connection with beneficial feature of preferred   420,208       3,611,641
       Beneficial future connection with Series A preferred stock                 0         114,505
       Common stock issued in connection with preferred stock                71,980              0

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                     Frederick Brewing Co.


Date: July 2, 1999                                   /s/ Kevin E. Brannon
      ------------------                             ---------------------------
                                                     Kevin E. Brannon
                                                     Chairman of the Board and
                                                     Chief Executive Officer


Date: July 2, 1999                                   /s/ Leslie P. Harper
      ------------------                             ---------------------------
                                                     Leslie P. Harper
                                                     Chief Financial Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant an in the capacities and on the dates indicated.


/s/  Kevin E. Brannon                                Date:  July 2, 1999
--------------------------------------------
Kevin E. Brannon
Chairman


/s/  Marjorie A. McGinnis                            Date:  July 2, 1999
--------------------------------------------
Marjorie A. McGinnis


/s/  Nicholas P. Foris, M.D.                         Date:  July 2, 1999
--------------------------------------------
Nicholas P. Foris, M.D.


/s/ Carl R. Hildebrand                               Date:  July 2, 1999
--------------------------------------------
Carl R. Hildebrand


/s/  Jerome M. Pool                                  Date:  July 2, 1999
--------------------------------------------
Jerome M. Pool


/s/  Maribeth Visco                                  Date:  July 2, 1999
--------------------------------------------
Maribeth Visco