Form 10QSB
period 1999-03-31
FREDERICK BREWING CO
filed 1999-07-07
CIK 926978

================================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 1999.

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the transition period from ________________________ to _____________________

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

  Common Stock, $0.0004 Par Value                           1,802,005
  -------------------------------                  -----------------------------
        (Title of Each Class)                      (Number of Shares Outstanding
                                                      as of  March 31, 1999)

Transitional Small Business Disclosure Format (Check one):
Yes [ ]      No [X]
================================================================================

                            FREDERICK BREWING COMPANY
                              INDEX TO FORM 10-QSB
                                 March 31, 1999

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

             Consolidated Balance Sheets (unaudited) at March 31,1999         2

             Consolidated Statements of Operations (unaudited)                3
             Three months ended March 31, 1999 and 1998

             Consolidated Statements of Cash Flows (unaudited)                4
             Three months ended March 31, 1999 and 1998

             Notes to Consolidated Financial Statements (unaudited)           5

Item 2.  Management's Discussion and Analysis                                10

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings                                                   16

Item 2.  Changes in Securities                                               16

Item 3.  Defaults On Senior Securities                                       16

Item 4.  Submission of Matters to a Vote of Security Holders                 16

Item 5.  Exhibits and Reports                                                17

PART III.  SIGNATURES                                                        19

                              Frederick Brewing Company
                             Consolidated Balance Sheets

                                                                         March 31, 1999
                                                                         --------------
                                                                           (Unaudited)
                                       ASSETS
Current assets:
Cash and cash equivalents                                                 $      7,862
Cash - restricted                                                         $     12,475
Trade receivables, net of allowance for doubtful accounts of $27,618           350,558
Inventories, net of reserve for obsolescence of $48,208                        811,058
Prepaid expenses, and other current assets                                     159,108
                                                                          ------------
Total current assets                                                         1,341,061

Property and equipment, net                                                  7,831,152
Intangibles, net of accumulated amortization of $146,619                       395,731
Goodwill, net of accumulated amortization of $318,980                        2,415,134
Other assets                                                                    72,396
                                                                          ------------
Total assets                                                              $ 12,055,474
                                                                          ============

                        LIABILITIES AND STOCKHOLDERS EQUITY
Current Liabilities
Current maturities of long-term debt                                      $  1,201,296
Capital lease obligations, current portion                                      44,717
Accounts payable                                                             1,474,948
Accrued liabilities                                                            129,643
                                                                          ------------
Total current liabilities                                                    2,850,604

Long-term debt                                                                 928,134
Capital lease obligations                                                    2,641,004
                                                                          ------------
Total liabilities                                                            6,419,742
                                                                          ------------

Stockholders' equity:
Preferred stock - $.01 par value, 1,000,000 shares authorized:
Cumulative, convertible Series A, 1,543 shares issued and outstanding          581,687
Convertible Series F, 776 shares issued and outstanding                        750,780
Convertible Series G, 303 shares issued and outstanding                        390,616
Common stock - $0.0004 par value, 19,000,000 shares authorized,
1,802,005 shares issued and outstanding                                            722
Additional paid-in capital                                                  20,925,130
Accumulated deficit                                                        (17,013,203)
                                                                          ------------
Total stockholders equity                                                    5,635,732
                                                                          ------------
Total liabilities and stockholders equity                                 $ 12,055,474
                                                                          ============

                  The accompanying notes are an integral part of these consolidated financial statements.

                            Frederick Brewing Company
                      Consolidated Statements of Operations

                                                          Three Months Ended March 31,
                                                          ----------------------------
                                                               1999            1998
                                                               ----            ----
                                                                      (Unaudited)
Gross sales                                               $   990,958      $ 1,014,837
Less: Returns and allowances, and excise taxes                 66,856           48,194
                                                          -----------      -----------
Net sales                                                     924,102          966,643

Cost of sales                                                 861,977          816,773
                                                          -----------      -----------
Gross profit                                                   62,125          149,870

Selling, general and administrative expenses                  753,195          714,234
Amortization of deferred public relations costs                     -           68,062
                                                          -----------      -----------
Operating loss                                               (691,070)        (632,426)

Loss on sale of equipment                                           -           (2,660)
Interest expense, net                                         154,024          106,238
                                                          -----------      -----------
Net Loss                                                     (845,094)        (736,004)

Preferred stock deemed dividend requirements                        -          (28,627)
                                                          -----------      -----------
Net loss attributable to common shareholders              $  (845,094)     $  (764,631)
                                                          ===========      ===========

Basic and diluted loss per common share:
Net loss before preferred stock dividend requirements     $     (0.51)     $     (1.22)
Preferred stock dividend requirements                               -            (0.05)
                                                          -----------      -----------
Net loss per common share                                       (0.51)           (1.27)
                                                          ===========      ===========
Weighted average common shares (basic and diluted)          1,673,009          604,845

                   The accompanying notes are an integral part of these consolidated financial statements.

                            Frederick Brewing Company
                      Consolidated Statements of Cash Flows

                                                        Three Months Ended March 31,
                                                        ----------------------------
                                                             1999            1998
                                                             ----            ----
                                                                  (Unaudited)
Cash flows from operating activities:
Net loss                                                $  (845,094)     $  (736,004)
Adjustments to reconcile net loss to net cash
for operating activities:
Depreciation and amortization                               283,660          236,277
Loss on writeoff of equity in minority interest               1,584                -
Amortization of deferred public relations costs                   -           68,062
Gain on sale of equipment                                         -           (2,660)
Change in operating assets and liabilities:
Trade receivables                                            60,425          (64,391)
Inventories                                                 (12,272)        (200,270)
Prepaid expenses and other current assets                    (1,202)        (185,507)
Other assets                                                      -          (31,678)
Accounts payable                                            259,720           45,226
Accrued liabilities                                         (48,008)        (570,325)
                                                        -----------      -----------
Net cash used in operating activities                      (301,187)      (1,441,270)
                                                        -----------      -----------

Cash flows from investing activities:
Purchase of property and equipment                           (6,109)        (288,066)
Purchase of intangibles                                      (1,708)               -
Proceeds from sale of equipment                                   -           16,800
                                                        -----------      -----------
Net cash used in investing activities                        (7,817)        (271,266)
                                                        -----------      -----------

Cash flows from financing activities:
Payments on debt obligations                                (67,364)         (73,094)
Payments on capital leases                                  (10,708)         (14,192)
Proceeds from issuance of common stock, net                 301,939                -
Restricted cash                                                   -          (12,475)
                                                        -----------      -----------
Net cash provided by/(used in) financing activities         223,867          (99,761)
                                                        -----------      -----------

Net decrease in cash and cash equivalents                   (85,137)      (1,812,297)

Cash and cash equivalents, beginning of period               92,999        2,612,880
                                                        -----------      -----------
Cash and cash equivalents, end of period                $     7,862      $   800,583
                                                        ===========      ===========

                   The accompanying notes are an integral part of these consolidated financial statements.

                            FREDERICK BREWING COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 1999
                                   (Unaudited)

1. Basis of Presentation

The accompanying unaudited consolidated financial statements for Frederick Brewing Company (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial reporting, with instructions from Form 10-QSB and Regulation S-B. As such, they do not include all information and footnotes required by generally accepted accounting principles for complete year-end financial reporting. In the opinion of Company management, all normal recurring accruals and other adjustments considered necessary for a fair presentation of an interim consolidated financial position and the interim consolidated results of operations have been included.

Operating results for the three months ended March 31, 1999 are not necessarily indicative of the results that may be expected for other interim periods within 1999 or for the year ending December 31, 1999. Information relating to the financial position, results of operations, and cash flows of the Company as of and for the year ended December 31, 1998 may be found in the financial statements included in the Company's Annual Report filed on Form 10-KSB for the year ended December 31, 1998.

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

In April and June of 1999, the Company raised approximately $550,000 by way of a short-term loan from a consortium of investors, collateralized by the Company's rights in the Wild Goose brands, trademarks, copyrights and other intellectual property.

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

The Company has been in discussions with SIBG, its principals and affiliates at various times since late 1998. The negotiations concerning the stock purchase, contract brewing, real estate purchase and First Union National Bank re-finance transactions are at an advanced stage and if SIBG proceeds substantially as contemplated, the terms of those transactions will prove acceptable to the Company's Board of Directors. However, the exclusivity letter agreement specifically states in part "there has been no meeting of the minds as to the material terms of any proposal."

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

2. Principles of Consolidation

The consolidated financial statements for the three months ended March 31, 1999 include the accounts of the Company and its wholly owned subsidiaries Wild Goose Brewery, Inc. ("Wild Goose") and Brimstone Brewing Company ("Brimstone"). The consolidated statements for the three months ended March 31, 1998 include the accounts of the Company, as well as those of Wild Goose and Brimstone since their acquisitions on January 28, 1998 and January 15, 1998 respectively.

3. Cash and Cash Equivalents

Cash and cash equivalents are stated at cost, which approximates fair value, and consists of amounts on hand in an operating account and in a highly liquid short-term investment account with a major bank. All cash equivalents have original maturities of three months or less. A short-term investment of $12, 475, is shown as restricted cash, and represents pledged collateral to ensure the Company's performance of site improvement work required by the local Frederick County government.

4. Trade Receivables

Trade receivable result primarily from product sales to wholesale distributors. The Company periodically reviews the financial strength of its distributors, and provides allowances for anticipated losses as necessary. At March 31, 1999 there was $27,618 in allowance for doubtful accounts.

5. Inventories

Inventories consist of raw ingredients, work in process, packaging materials, and finished goods, and are valued at the lower of cost or market. Cost is determined by the first-in, first-out (FIFO) method. The Company periodically reviews the age and marketability of its inventory, and provides obsolescence reserves as necessary. Net Inventories at March 31, 1999 are as follows:

Raw ingredients                                 $ 90,088
Work in process                                   76,311
Packaging materials                              197,407
Finished goods                                   495,460
Inventory, gross                                $859,266
                                                --------
Less reserve for obsolescence                    (48,208)
                                                --------
Inventories, net                                $811,058
                                                --------

6. Property and Equipment

Property and equipment are recorded at cost and depreciated over the estimated useful lives of the individual asset groups. Straight-line depreciation is used for financial reporting, and accelerated methods are used for tax reporting. The estimated useful lives used for financial reporting are as follows: brewing equipment, 7 to 20 years; automobiles and trucks, 5 years; furniture and fixtures, 3 to 7 years. Leasehold improvements are recorded at cost and amortized over the terms of the related lease, or over the estimated useful life of the improvement, whichever is shorter. On retirement or disposition of property and equipment, its cost and accumulated depreciation are removed from the accounts and any resulting gain or loss is reflected in operations. Repair and maintenance costs to property and equipment is expensed in the year incurred. Property and equipment at March 31, 1999 are as follows:

Brewing equipment                            $ 4,346,593
Brewery building                               3,000,000
Leasehold improvements                         1,479,930
Automobiles and trucks                           184,204
Furniture and fixtures                           138,158
Property and equipment, gross                $ 9,148,885
Less accumulated depreciation                 (1,317,733)
                                             -----------
Property and equipment, net                  $ 7,831,152
                                             -----------

7. Intangible Assets

Intangible assets consist of trademarks, copyrights, and loan origination costs related to existing debt obligations. Trademarks and copyrights are amortized over 5 years on the straight-line basis. Loan origination costs are amortized over the term of their related loan. Intangible asset amortization expense was $22,602 for the three months ended March 31, 1999.

8. Goodwill

Goodwill represents the excess of the purchase price paid for Wild Goose over the value of the net assets acquired from Wild Goose, and is being amortized over 10 years (120 months) from the date of acquisition. Goodwill amortization expense was $68,353 for the three months ended March 31, 1999.

9. Long-Term Debt

Long-term debt and the current maturity portion of long-term debt are $2,129,430 at March 31, 1999, itemized as follows: (1) a note payable of $1,155,422 to a major bank, collateralize by the Company's brewing equipment; (2) $953,852 payable to the United States Small Business Administration, secured by a secondary lien on the Company's brewery equipment; (3) $17,001 payable to a major bank, collateralized by the Company's automobiles and trucks; and (4) several shareholder loans payable totaling $3,155.

10. Capital Leases

The Company leases the land and building housing the brewery which qualify for capital lease treatment. The Capital lease and the current portion of the capital lease is 2,685,721 at March 31, 1999. The Company has the option to purchase the building after March 1, 2023 for $3,000,000.

11. Stockholders Equity

During the three months ended March 31, 1999 the Company issued 2,976,741 shares of common stock on the conversion of 210 shares of Series E preferred stock, 224 shares of Series F preferred stock, and 197 shares of Series G preferred stock. In addition, 38,565 shares of common stock were issued to shareholders of the previous Wild Goose Brewery, Inc. as final settlement in the acquisition. Another 671,402 shares of common stock were issued to raise working capital. Given the effects of the one for ten reverse stock split approved at the Company's March 23, 1999 Special Meeting of Stockholders, the above issuance accounted for 368,671 weighted average common shares. Weighted average common shares in total as of March 31, 1999 were 1,673,009.

12. Revenue Recognition

Revenue is recognized upon shipment of product to wholesale distributors. The Company has established 180 days as an acceptable shelf life for its products, and will reimburse distributors for 50% of all out of date product destroyed in the first year of each new distribution agreement. Amounts reimbursed for out of date product have historically been minimal.

13. Income Taxes

The Company accounts for income taxes under the asset and liability method. Deferred income taxes are recognized for their tax consequences in future years by the differences between the tax basis of assets and liabilities and their financial reporting values at each year-end. They are based on enacted tax laws and statutory rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established as necessary to reduce deferred tax assets to the amount they may realize. Income tax expense represents the current tax provision for the period plus the change during the period in deferred tax assets and liabilities. Since net operating losses have been incurred in the three months ended March 31, 1999 and 1998 the Company has not recorded a provision for income taxes.

14. Basic and Diluted Earnings/(Loss) per Common Share

Statement of Financial Accounting Standards No. 128, "Earnings Per Share", requires the presentation of basic earnings/(loss) per share and diluted earnings/(loss) per share. Basic earnings/(loss) per share is based on weighted average number of outstanding common shares for the period. Diluted earnings/(loss) per share adjusts weighted average shares for any potential dilution that could occur if stock options, warrants, or other convertible securities were exercised or converted into common shares.

                            FREDERICK BREWING COMPANY
     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
               FOR THE THREE MONTHS ENDED MARCH 31, 1999 and 1198

Overview of Significant Activities and Expenses

A net loss of ($845,694), or ($.51) per common share, was recorded in the first quarter of 1999, compared to a net loss of ($736,004), or ($1.22) per common share during the first quarter of 1998 before any preferred stock deemed dividends.

In the first quarter of 1999 there was 1,673,009 weighted average common shares outstanding. This followed a March 23, 1999 Special Meeting of Stockholders at which an amendment was approved to effect a reverse stock split in which one new share of common stock of the Company (par value $0.0004) was exchanged for ten old shares of the Company (par value $0.00004). During the first quarter of 1998 there were 6,048,454 weighted average common shares outstanding. If the same reverse stock split amendment had been in effect during 1998, there would have been 604,845 average common shares outstanding and the net loss would have been ($1.22) per share.

The Company's gross sales decreased slightly during the first quarter of 1999 to $990,958 from $1,014,837 in the first quarter of 1998. The decrease resulted from a fall-off in demand for the Hempen Ale and Hempen Gold products as marketing and promotional efforts in remote markets were curtailed. This decline was partially offset by increased sales of Wild Goose products, and a full quarter of sales of the new one-sixth size kegs now available in all product lines.

Review of Operations

The following table sets forth items derived from the Company's Consolidated Statements of Operations, expressed as a percentage of net sales, for the three months ended March 31, 1999 and 1998.

                                                        Percentage of Sales
                                                         Three Months Ended
                                                              March 31,
                                                         ------------------
                                                          1999        1998
                                                          ----        ----

             Gross sales                                  107.2 %   $  105.0 %
             Less returns, allowances, excise tax           7.2          5.0
                                                          -----     --------
             Net sales                                    100.0
                                                                       100.0
             Cost of sales                                 93.3
                                                                        84.5
             Gross (loss)/profit                           (6.7)        15.5
             Selling, general, and admin expenses          81.5         73.9
             Amortization of public relations costs         0.0          7.0
                                                          -----     --------
             Loss from operations                         (74.8)       (65.4)
             Loss on sale of equipment                      0.0         (0.2)
             Interest expense, net                         16.7         11.0
                                                          -----     --------
             Net loss                                     (91.5)%      (76.6)%
                                                          -----     --------

The following table lists revenues and costs on a per barrel basis for the first three months of 1999 and 1998.

                                                         Revenues and Costs
                                                         Three Months Ended
                                                             March 31,
                                                         ------------------
                                                         1999          1998
                                                         ----          ----

             Gross sales                                $177.08      $177.85
             Less: returns and excise taxes               11.95         8.45
             Cost of sales:
             Direct materials                             58.98        62.56
             Direct labor                                 16.64        14.13
             Fixed production overhead                    44.19        38.49
             Variable production overhead                 34.22        27.97
             Total cost of sales                         154.03       143.15
             Gross profit                                 11.10        26.25

Gross Sales

Gross sales for the first quarters of 1999 and 1998 were $990,958 and $1,014,337 respectively, a quarter-to-quarter decrease of $23,379 or 2.3%. Sales of Wild Goose and Brimstone brands which were acquired by the Company in January of 1998, accounted for $467,226 and $41,415 respectively in 1999, and $271,097 and $47,362 respectively in 1998. Hempen products declined to $90,815 in 1999 from $279,662 in 1998.

Shipping volumes were 5,596 barrels in the first quarter of 1999 versus 5,706 barrels in 1998, a decrease of 110 barrels or 1.9%. Gross revenues per barrel in 1999 and 1998 were $177.08 and $177.85 respectively, a decrease of $0.77 per barrel. Per barrel revenue decrease reflects a change in the sales mix of the Company's products.

Returns and Allowances, and Excise Taxes

Returns and allowances increased $8,790 to $15,889 in 1999 from $7,099 in 1998, reflecting efforts to expand sales by granting additional wholesaler allowances. Excise taxes increased $9,872 to $50,967 in 1999 from $41,095 in 1998, and reflects a geographic sales mix between the first quarter of 1999 and 1998. Some jurisdictions, including Maryland and Pennsylvania, require the brewer to pay the excise tax. Other states, such as the District of Columbia and Virginia, require the distributor who receives the beer to pay the excise tax.
State excise tax rates vary from state to state as well.

Cost of Sales

First quarter cost of sales was $861,977 in 1999 versus $816,773 in 1998, an increase of 5.5%. Average costs per barrel were $154.03 in 1999 and $143.15 in 1998.

Direct variable costs (raw ingredients, packaging materials, and direct production labor) were $521,249 or $75.62 a barrel in 1999, versus $437,633 or $76.69 a barrel in 1998. Previous labor productivity gains made possible by larger more frequent batch processing were reversed when smaller less frequent batches were run in 1999.

Fixed production overhead expenses associated with owning and operating the brewery increased to $305,800 in 1999 from $272,800 in 1998, and are primarily related to increased depreciation charges on the building and on new equipment purchased in 1998. Indirect production overhead expenses increased to $134,028 in 1999 from $106,340 in 1998 principally due to increased equipment rentals.

Selling, General and Administrative Expenses

Selling, general, and administrative ("SG&A") expense was $753,195 in the first quarter 1999, and $714,234 in the first quarter 1998, an increase of $38,961 or 5.5%.

The Company's first quarter 1999 SG&A expenses increased over the comparable period in 1998 primarily due to an increase of $99,300 in legal fees and financial relations costs (primarily the costs associated with the Special Meeting of Shareholders held on March 23, 1999) and an increase of $46,000 in depletion allowance expenses, partially offset by decreased payroll and payroll related costs of $78,600, decreased travel expenses of $17,900, and decreased miscellaneous costs of $9839.

Gain on Sale of Equipment

There was a $2,660 gain on the sale of old brewery equipment in the first quarter of 1998. There were no equipment sales in the first quarter of 1999.

Interest Expense, (net)

Net interest expense was $154,024 in the first quarter of 1999 compared to $106,238 in 1998. Interest expense during 1998 was offset by interest income on excess funds invested until required for operating expenses and capital investment purposes. There was no such investment income in the first quarter of 1999. A substantial portion of interest expense incurred relates to the debt obligations the Company has with a major bank for the building and equipment financing, and with the United States Small Business Administration for additional equipment financing.

Provision For Income Taxes

The Company has incurred net operating losses during both 1999 and 1998 and no provisions for income taxes have been provided for on the Consolidated Statements of Operations. The Company has recorded a full valuation allowance against the net deferred tax asset.

Liquidity and Capital Resources

Due to losses from operations since 1993, the Company has funded its operations primarily from private and public placements of common and preferred stock. As of March 31,1999 the Company had a working capital deficit of $520,789. As of March 31, 1998, the Company had working capital of $743,764 primarily resulting from the sale of preferred stock.

Net cash used in investing activities was $7,817 during the three months ended March 31, 1999, and was used to purchase capital equipment. In the three months ended March 31,1998, net cash used in investing was $271,266 which was used to purchase capital equipment.

Net cash provided by financing activities for the three months ended March 31, 1999 was $223,867 and was provided by the placement of debt partially offset by the transaction costs. In addition, $78,072 was used to pay down long-term debt and capital leases. In the three months ended March 31, 1998 $99,761 was used primarily to pay down long-term debt and capital leases.

See the Recent Events and Future Prospects Section for a further discussion of the Company's liquidity problems and proposed solutions.

Impact of Inflation

The Company has not attempted to calculate the effect of inflation on operations. However management does nor believe inflation has had a material impact in past years of the Company's existence. Future material increases in the costs of raw ingredients, packaging materials, labor costs, payroll related costs, and general operating expenses could have a significant impact on the Company's results of operations only to the extent that the effect of such increases can not be transferred to its distributors.

Impact of Year 2000 Issue

         The Company has determined that it will be required to modify or replace portions of its information technology software so that they will properly recognize and utilize dates beyond December 31, 1999 ( the "Year 2000 issue"). As a result, the Company has developed a plan to review and, as appropriate, modify or replace the software in its computer systems. The Company presently believes that with modifications to existing software and, conversions to new software, the Year 2000 issue will be satisfactorily resolved in its own systems. The Company has established an internal auditing process to track and verify the results of its plan and tests. Management believes the Company is currently on schedule to substantially complete the renovation, validation and implementation phases of its plan with respect to its mission-critical systems by September 1999. The Company is also working with key external parties with whom it has important financial and operational relationships, including banks, utilities and other vendors and third party payers, to assess the remediation efforts made by these parties with respect to their own systems and to determine the extent to which such systems are vulnerable to the Year 2000 issue. The Company has not yet received sufficient information from these parties about their remediation plans to predict the outcome of their efforts. The Company is also developing a contingency plan that is expected to address financial and operational problems that might arise on and around January 1, 2000. This contingency plan would include identifying back-up processes that do not rely on computer whenever possible. The Company has incurred and expects to continue to incur expenses allocable to internal staff, as well as costs for software remediation and replacement in order to achieve Year 2000 compliance. The Company expect conversion of its primary software programs to be completed in August 1999 with testing to follow in September 1999. The Company currently estimates that these costs will total approximately $15,000 the majority of with will have been incurred by July, 1999. The costs of the Year 2000 program and the date on which the Company plans to complete year 2000 modifications are based on current estimates, which reflect numerous assumptions about future events, including the continued availability of certain resources, the timing and effectiveness of third party remediation plans and other factors. The Company can give no assurance that these estimates will be achieved, and actual results could differ materially from the Company's plans. Specific factors that might cause such material differences include, but are not limited to, the availability and cost of personnel trained in this area, the ability to locate and correct relevant computer source codes and embedded technology, the results of internal and external testing and the timeliness and effectiveness of remediation efforts of third parties.

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

Forward-Looking Information

The Private Securities Litigation Reform Act of 1995 provides a "safe Harbor" for certain forward-looking statements made by the Company in its disclosures to the public. There is certain information contained herein, in the company's press releases, and in oral statements made by authorized officers of the Company which are forward-looking statements as defined by such Act. When used herein, in the Company's press releases, and in oral statements the words "estimate", "project", "anticipate", "expect", "intend", "believe", "plans", and similar expressions are intended to identify forward-looking statements. Because such forward-looking statements involve risk and uncertainty there are important factors that could cause actual results to differ materially form those expressed or implied by such forward-looking statements.

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

In April and June of 1999, the Company raised approximately $550,000 by way of a short-term loan from a consortium of investors, collateralized by the Company's rights in the Wild Goose brands, trademarks, copyrights and other intellectual property.

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

The Company has been in discussions with SIBG, its principals and affiliates at various times since late 1998. While the negotiations concerning the stock purchase, contract brewing, real estate purchase and First Union National Bank re-finance transactions are at an advanced stage and that, if SIBG proceeds substantially as contemplated, the terms of those transactions will prove acceptable to the Company's Board of Directors. However, the exclusivity letter agreement specifically states in part "there has been no meeting of the minds as to the material terms of any proposal."

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

                                   PART II.

                              OTHER INFORMATION
               For the Three Months Ended March 31, 1999 and 1998

                            FREDERICK BREWING CO.

Item 1. Legal Proceedings

The Company has been informed of legal actions that have been initiated by certain of its trade creditors. Should the actions result in financial awards to the complainants, it is the Company's opinion based upon the dollar amounts at issue, that such amounts are not material.

Item 2. Changes in Securities

During the three months ended March 31, 1999, the Company issued 2,884,061 (288,407 post-split) shares of the Company's common stock upon the conversion of 88 shares of Series A, 210 shares of Series E, 224 shares of Series F and 197 shares of Series G Preferred Stock.

The Company's stockholders approved a 1 for 10 reverse stock split at the Special Meeting of Shareholders on March 23, 1999.

Item 3. Defaults Upon Senior Securities

Due to the fact that certain long-term debt and capital lease obligations have been reclassified as current liabilities, the Company is in violation of modified covenants which require the Company to maintain a current ratio of not less that 1:1. For the three months ended March 31,1999 the lender waived this violation given current efforts by the Company to refinance this debt.

Item 4. Submission of Matters to a Vote of Security Holders

Not Applicable

Item 5.  Exhibits and Reports on Form 8-K
--------------------------------------------------------------------------------
(a) Exhibits Filed:

         Index to Exhibits
--------------------------------------------------------------------------------
10.1 Extension of Financing Agent Agreement with Westfinance Corp. dated May 4, 1999.
10.2 Extension of Merger & Acquisition Transaction Fee Agreement with West-finance Corp. dated May 4, 1999.
10.3 Forbearance Agreement by and among First Union National Bank, the Maryland Economic, Development Corporation, the Maryland Industrial Development Financing Authority, and Frederick Brewing Co. dated May 12, 1999.
10.4 Second Forbearance Agreement by and among First Union National Bank, the Maryland Economic, Development Corporation, the Maryland Industrial Development Financing Authority, and Frederick Brewing Co. dated June 4, 1999.
10.5 Convertible Note by and between Frederick Brewing Co. and Austost Anstalt Schaan dated June 2, 1999.
10.6 Convertible Note by and between Frederick Brewing Co. and World Capital Funding dated June 2, 1999.
10.7 Convertible Note by and between Frederick Brewing Co. and Fred Lenz dated June 2, 1999.
10.8 Convertible Note by and between Frederick Brewing Co. and Dean Dowda dated June 2, 1999.
10.9 Convertible Note by and between Frederick Brewing Co. and Ron Williams Sr. dated June 2, 1999.
10.10 Convertible Note by and between Frederick Brewing Co. and Ron Williams Jr. dated June 2, 1999.
10.11 Convertible Note by and between Frederick Brewing Co. and Balmore Funds S.A. dated June 2, 1999.
10.12 Common Stock Purchase Warrant by and between Frederick Brewing Co. and Austost Anstalt Schaan dated June 7, 1999.
10.13 Common Stock Purchase Warrant by and between Frederick Brewing Co. and World Capital Funding dated June 7, 1999.
10.14 Common Stock Purchase Warrant by and between Frederick Brewing Co. and Fred Lenz dated June 7, 1999.
10.15 Common Stock Purchase Warrant by and between Frederick Brewing Co. and Dean Dowda dated June 7, 1999.
10.16 Common Stock Purchase Warrant by and between Frederick Brewing Co. and Ron Williams Sr. dated June 7, 1999.
10.17 Common Stock Purchase Warrant by and between Frederick Brewing Co. and Ron Williams Jr. dated June 7, 1999.
10.18 Common Stock Purchase Warrant by and between Frederick Brewing Co. and Balmore Funds S.A. dated June 7, 1999.
10.19 Exclusivity Agreement by and between Snyder International Brewing Group, LLC and Frederick Brewing Co. dated June 30, 1999.
27.1     Financial Data Schedule
99.1     Safe Harbor Under the Private Securities Litigation Reform Act of 1995
99.2     Press Release, January 27, 1999
99.3     Press Release, January 28, 1999
99.4     Press Release, February 11, 1999
99.5     Press Release, April 9, 1999
99.6     Press Release, April 28, 1999
99.7     Press Release, April 23, 1999
99.8     Press Release, June 30, 1999

(b) Reports on Form 8-K
         As filed on April 15, 1999.
         As filed on April 23, 1999.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                             Frederick Brewing Co.


Date: July 2, 1999                           /s/ Kevin E. Brannon
      ------------------                     -----------------------------------
                                             Kevin E. Brannon
                                             Chairman of the Board and
                                             Chief Executive Officer


Date: July 2, 1999                           /s/ Leslie P. Harper
      ------------------                     -----------------------------------
                                             Leslie P. Harper
                                             Chief Financial Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant an in the capacities and on the dates indicated.


/s/  Kevin E. Brannon                                Date: July 2, 1999
----------------------------------
Kevin E. Brannon
Chairman


/s/  Marjorie A. McGinnis                            Date: July 2, 1999
----------------------------------
Marjorie A. McGinnis


/s/  Nicholas P. Foris, M.D.                         Date: July 2, 1999
----------------------------------
Nicholas P. Foris, M.D.


/s/ Carl R. Hildebrand                               Date: July 2, 1999
----------------------------------
Carl R. Hildebrand


/s/  Jerome M. Pool                                  Date: July 2, 1999
----------------------------------
Jerome M. Pool


/s/  Maribeth Visco                                  Date: July 2, 1999
----------------------------------
Maribeth Visco