Form 10QSB
period 1999-06-30
FREDERICK BREWING CO
filed 1999-08-16
CIK 926978

================================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934
    For the quarterly period ended June 30, 1999.

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934
    For the transition period from _________________________________
    to _____________________________________

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

Common Stock, $0.0004 Par Value                            1,845,759
-------------------------------                  -----------------------------
     (Title of Each Class)                       (Number of Shares Outstanding
                                                    as of August 5, 1999)

Transitional Small Business Disclosure Format (Check one):
Yes [ ]      No [X]
================================================================================

                            Frederick Brewing Company
                           Consolidated Balance Sheet

                                                                                June 30, 1999
                                                                                -------------
                                                                                 (Unaudited)
                                     ASSETS
Current assets:
   Cash and cash equivalents                                                    $       6,511
   Cash - restricted                                                                   12,475
   Trade receivables, net of allowance for doubtful accounts of $27.618               375,087
   Inventories, net of reserve for obsolescence of $48,208                            627,776
   Prepaid expenses, and other current assets                                         158,332
                                                                                -------------
      Total current assets                                                          1,180,181

Property and equipment, net                                                         7,783,612
Intangibles, net of accumulated amortization of $170,347                              372,651
Goodwill, net of accumulated amortization of $387,333                               2,346,781
Other assets                                                                           72,396
                                                                                -------------
      Total assets                                                              $  11,755,621
                                                                                =============

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
   Current maturities of long-term debt                                         $   1,161,129
   Capital lease obligations, current portion                                          44,717
   Short term convertible notes                                                       500,000
   Accounts payable                                                                 1,655,325
   Accrued liabilities                                                                156,588
                                                                                -------------
      Total current liabilities                                                     3,517,759

Long-term debt                                                                      1,019,794
Capital lease obligations                                                           2,629,988
                                                                                -------------
      Total liabilities                                                             7,167,541
                                                                                -------------

Stockholders' equity:
   Preferred stock - $.01 par value, 1,000,000 shares authorized:
      Cumulative, convertible Series A, 1,543 shares issued and outstanding           581,687
      Convertible Series F, 776 shares issued and outstanding                         750,780
      Convertible Series G, 231 shares issued and outstanding                         297,152
      Common stock - $0.0004 par value, 19,000,000 shares authorized,
         1,812,845 shares issued and outstanding                                          724
   Additional paid-in capital                                                      20,718,591
   Accumulated deficit                                                            (17,760,854)
                                                                                -------------
      Total stockholders' equity                                                    4,588,080
                                                                                -------------
      Total liabilities and stockholders' equity                                $  11,755,621
                                                                                =============

                  The accompanying notes are an integral part
                   of these consolidated financial statements.

                            Frederick Brewing Company
                      Consolidated Statements of Operations

                                                                     Three Months Ended                  Six Months Ended
                                                                          June 30,                           June 30,
                                                                -----------------------------     ------------------------------
                                                                    1999             1998             1999              1998
                                                                    ----             ----             ----              ----
                                                                         (Unaudited)                        (Unaudited)
Gross sales                                                     $ 1,003,550      $  1,595,010     $  1,994,508      $  2,609,847
Less: Returns and allowances, and excise taxes                      110,038           130,149          176,894           178,343
                                                                -----------      ------------     ------------      ------------
      Net sales                                                     893,512         1,464,861        1,817,614         2,431,504

      Cost of sales                                                 900,850           986,458        1,757,227         1,803,231
                                                                -----------      ------------     ------------      ------------
      Gross profit                                                   (7,338)          478,403           60,387           628,273

Selling, general and administrative expenses                        543,796         1,187,066        1,302,591         1,901,300
Amortization of deferred public relations costs                           -         1,020,938                -         1,089,000
                                                                -----------      ------------     ------------      ------------
      Operating loss                                               (551,134)       (1,729,601)      (1,242,204)       (2,362,027)

Loss on sale of equipment                                                 -           102,205                -            99,545
Interest expense, net                                               196,517           104,197          350,541           210,435
                                                                -----------      ------------     ------------      ------------
      Net loss                                                     (747,651)       (1,936,003)      (1,592,745)       (2,672,007)

Preferred stock deemed dividend requirements                              -                 -                -           (28,627)
                                                                -----------      ------------     ------------      ------------
Net loss attributable to common shareholders                    $  (747,651)     $ (1,936,003)    $ (1,592,745)     $ (2,700,634)
                                                                ===========      ============     ============      ============
Basic and diluted loss per common share:
      Net loss before preferred stock dividend requirements     $     (0.41)     $      (2.04)    $      (0.87)     $      (3.40)
      Preferred stock dividend requirements                               -                 -                -             (0.04)
                                                                -----------      ------------     ------------      ------------
      Net loss per common share                                 $     (0.41)     $      (2.04)    $      (0.87)     $      (3.44)
                                                                ===========      ============     ============      ============

Weighted average common shares (basic and diluted)                1,821,363           950,283        1,821,363           784,867

                  The accompanying notes are an integral part
                   of these consolidated financial statements.

                            Frederick Brewing Company
                      Consolidated Statements of Cash Flows

                                                                     Three Months Ended                  Six Months Ended
                                                                          June 30,                           June 30,
                                                                -----------------------------     ------------------------------
                                                                    1999             1998             1999              1998
                                                                    ----             ----             ----              ----
                                                                         (Unaudited)                        (Unaudited)
Cash flows from operating activities:
   Net loss                                                      $ (747,651)     $ (1,936,003)    $ (1,592,745)     $ (2,672,007)
   Adjustments to reconcile net loss to net cash
      for operating activities:
      Depreciation and amortization                                 285,404           267,946          569,064           504,223
      Writeoff of accounts receivable                                 2,325                 -            2,325                 -
      Loss on writeoff of equity in minority interest                     -                 -            1,584                 -
      Amortization of deferred public relations costs                     -         1,020,938                -         1,089,000
      Loss on sale of equipment                                           -           102,205                -            99,545
      Change in operating assets and liabilities:
         Trade receivables                                          (24,529)         (118,067)          35,806          (182,458)
         Inventories                                                183,282          (149,546)         171,010          (349,816)
         Prepaid expenses and other current assets                      776            48,357             (426)         (137,150)
         Other assets                                                     -           114,686                -            83,008
         Accounts payable                                           180,377            92,078          440,097           137,304
         Accrued liabilities                                         26,945            53,089          (21,063)         (517,236)
                                                                 ----------      ------------     ------------      ------------
      Net cash used in operating activities                         (93,071)         (504,317)        (394,258)       (1,945,587)
                                                                 ----------      ------------     ------------      ------------

Cash flows from investing activities:
   Purchase of property and equipment                              (146,171)             (254)        (152,280)         (288,320)
   Purchase of intangibles                                             (647)          (90,711)          (2,355)          (90,711)
   Proceeds from sale of equipment                                        -            77,260                -            94,060
                                                                 ----------      ------------     ------------      ------------
      Net cash used in investing activities                        (146,818)          (13,705)        (154,635)         (284,971)
                                                                 ----------      ------------     ------------      ------------

Cash flows from financing activities:
   Payments on debt obligations                                      51,493           (67,515)         (15,871)         (140,609)
   Payments on capital leases                                       (11,016)          (31,704)         (21,724)          (45,896)
   Proceeds from issuance of short term notes                       198,061                 -          500,000                 -
   Restricted cash                                                        -            12,475                -                 -
                                                                 ----------      ------------     ------------      ------------
      Net cash provided by/(used in) financing activities           238,538           (86,744)         462,405          (186,505)
                                                                 ----------      ------------     ------------      ------------

Net decrease in cash and cash equivalents                            (1,351)         (604,766)         (86,488)       (2,417,063)

Cash and cash equivalents, beginning of period                        7,862           800,583           92,999         2,612,880

                                                                 ----------      ------------     ------------      ------------
Cash and cash equivalents, end of period                         $    6,511      $    195,817     $      6,511      $    195,817
                                                                 ==========      ============     ============      ============

                  The accompanying notes are an integral part
                   of these consolidated financial statements.

                            FREDERICK BREWING COMPANY
                              Index To Form 10-QSB
                                  June 30, 1999

PART 1.    FINANCIAL INFORMATION

Item 1.    Financial Statements

             Consolidated Balance Sheets (unaudited) at June 30, 1999

             Consolidated Statements of Operations (unaudited) for the
               Three and six months ended June 30, 1999 and 1998

             Consolidated Statements of Cash Flows (unaudited) for
               the Three and six months ended June 30, 1999 and 1998

             Notes to Consolidated Financial Statements (unaudited)

Item 2.    Management's Discussion and Analysis

PART II.   OTHER INFORMATION

Item 1.    Legal Proceedings

Item 2.    Changes in Securities

Item 3.    Defaults on Senior Securities

Item 4.    Submission of Matters to a Vote of Security Holders

Item 5.    Other Information

Item 6.    Exhibits and Reports

PART III.  SIGNATURES

                            FREDERICK BREWING COMPANY
                   Notes To Consolidated Financial Statements
                                  June 30, 1999
                                  (Unaudited)

1. Basis of Presentation

The accompanying unaudited consolidated financial statements of Frederick Brewing Company (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial reporting, with instructions from Form 10-QSB and Regulation S-B. As such, they do not include all information and footnotes required by generally accepted accounting principles for complete year-end financial reporting. In the opinion of Company management, all normal recurring accruals and other adjustments considered necessary for a fair presentation of an interim consolidated financial position and the interim consolidated results of operations have been included.

Operating results for the three and six months ended June 30, 1999 are not necessarily indicative of the results that may be expected for other interim periods within 1999 or for the year ending December 31, 1999. Information relating to the financial position, results of operations, and cash flows of the Company as of and for the year ended December 31, 1998 may be found in the financial statements included in the Company's Annual Report filed on Form 10-KSB for the year ended December 31, 1998.

Future Prospects

The Company's ability to meet its obligations is dependent on achieving operating profitably and in generating positive cash flows. This operational improvement requires the Company to either eliminate or substantially reduce excess brewing capacity, and also requires the Company to obtain additional financing from third parties.

On November 4, 1998, the Company retained West-Finance Corporation to advise and assist the Company in: 1) refinancing the First Union National Bank debt, 2) raising additional working capital, and 3) seeking candidates for acquisition by the Company, a merger with the Company, or an acquisition of the Company. The Company has made numerous contacts and engaged in preliminary, but unsuccessful, discussions with numerous parties toward each of these objectives.

In April and June of 1999 the Company raised approximately $500,000 with a short term loan from a consortium of investors collateralized by the Company's rights in the Wild Goose brands, trademarks, copyrights and other intellectual property. On June 30, 1999 the Company's Board of Directors agreed to grant SIBG, an unrelated third party, the exclusive right to negotiate and perform due diligence leading toward a transaction in which SIBG would acquire majority control of the Company's voting stock in exchange for cash. The agreement further provided that the exclusive right of SIBG was to terminate on July 25, 1999. On July 28, 1999 the Company received $50,000 cash from SIBG to extend their exclusive right to negotiate with the Company through August 8, 1999. The extended exclusivity agreement expired on August 8, 1999 with the mutual consent of the parties. The Company and SIBG are, however, continuing to negotiate and draft all of the documents necessary to complete the transaction, as well as the documentation needed from third parties.

If the transaction with SIBG closes as discussed to date, management believes SIBG may simultaneously acquire and exercise the Company's option to purchase the brewery land and building in Frederick, Maryland; may enter into a contract brewing agreement with the Company to commit to producing 5,000 to 35,000 barrels per year of various brands controlled by SIBG and affiliates; and may arrange to refinance the Company's debt to First Union National Bank.

The Company has been in discussions with SIBG at various times since late 1998. Negotiations concerning the stock purchase, real estate purchase, contract brewing, the refinance of the First Union National Bank debt, negotiations to settle and compromised the Company's financial obligations to its other creditors and to resolve issues with its preferred stock shareholders are at an advanced stage, and if SIBG proceeds substantially as contemplated, the terms of those transactions will likely prove acceptable to the Company's Board of Directors.

However, the exclusivity agreement states in part "there has been no meeting of the minds as to the material terms of any proposal". No definitive agreements have been executed with SIBG, and there can be no assurance that such agreements will be executed, or will be closed even if executed. Neither the Company nor SIBG is yet obligated to execute agreements or to close on any transaction. Several conditions must be satisfied before any transaction can be completed, and many of these are beyond the control of the Company and management. Some of these conditions include: 1) one or more of SIBG's members must agree to contribute the cash needed to allow SIBG to purchase the Company's common stock;
2) SIBG, its counsel, auditors, and other advisors must complete and be satisfied with the results of its due diligence review of the Company, its condition, and its business prospects; 3) the Company and SIBG must agree to terms and negotiate mutually acceptable agreements between themselves and with third parties including: (a) a purchase or pay-off of the First Union National Bank debt; (b) the approval of the United States Small Business Administration which is a secured creditor of the Company; (c) the negotiation of a mutually acceptable agreement for the purchase by SIBG of the real estate now owned by Blue II, LLC; (d) the agreement of the Company's numerous unsecured creditors, equipment lessors, and other suppliers to payment terms acceptable to SIBG; 4) the termination or modification of the Company's employment contracts with senior management; and 5) numerous others many of which may not be foreseen by the Company.

No assurance can be given that these conditions can or will be met in a timely manner or on terms that are acceptable or favorable to the Company. The exclusivity agreement with SIBG generally prohibited the Company from soliciting, encouraging, discussing, or considering other proposals or of providing non-public information to other parties who may be interested in providing the Company with financing until August 8, 1999. There is the risk that the Company will not be able to raise funds to sustain operations if the transaction with SIBG does not close or is not closed in a timely manner.

Presently the Company is in default under the payment terms of an equipment loan to a national bank. In June 1999 the Company agreed to pay the bank $50,000 (in two installments) in return for the banks agreement not to demand repayment of the loan until June 30, 1999. The Company failed to make the second installment payment and negotiated a further extension of the bank's forbearance through August 15, 1999 as well as to refinance the loan. There can be no assurance that the bank will agree to forbear beyond that date or that the loan can be refinanced. The Company is also in default on numerous other obligations including rental payments due to Blue II, payments due on several equipment leases, and payments due to outside vendors and professionals. There can be no assurance that these creditors will refrain from taking legal action against the Company, or attempt to place the Company into involuntary bankruptcy.

The Company received a letter dated September 15, 1998 (the "notice letter") from Nasdaq Stock Market Inc. ("Nasdaq") stating that the Company's common stock may be de-listed from the Nasdaq Small-Cap Market for failure to maintain a minimum bid of $1.00 per share. In summary, the notice letter stated that if the Company failed to achieve a closing bid price of $1.00 per share for ten consecutive trading days during the 90-day calendar period ending December 14, 1998, the common stock would be subject to de-listing. The Company requested, and Nasdaq approved, an extension of time to allow shareholder approval of a reverse stock split in an effort to boost the stock price. In March 1999 the Company affected a 1 for 10 reverse stock split, however the stock price did not remain above the $1.00 closing bid for ten consecutive trading days as required by Nasdaq. In April 1999 Nasdaq notified the Company that its common stock had been de-listed from the Nasdaq Small-Cap Market. As of August 5, 1999, the common stock has been trading on the Electronic Bulletin Board under the symbol BLUE.

If the Company is not successful in completing a transaction with SIBG it will seek to obtain short-term financing from third parties that have previously purchased equity or loaned funds to finance its operations.

The Company is also exploring the option of merging with, or selling assets to, another craft-brewer or industry participant with greater financial resources to help ensure its meets its obligations. The Company could also seek protection under Chapter 11 of the bankruptcy code to allow additional time to explore other alternatives to eliminate or reduce excess capacity. The Company has not yet decided on a definitive alternative course of action, but has been in active discussions of such options since the expiration of the exclusivity agreement.

2. Principles of Consolidation

The Consolidated financial statements for the three and six months ended June 30, 1999 include the accounts of the Company and its wholly owned subsidiaries Wild Goose Brewery, Inc. ("Wild Goose") and Brimstone Brewing Company ("Brimstone") since their acquisitions on January 28 and January 15, 1998 respectively.

3. Cash and Cash Equivalents

Cash and cash equivalents are stated at cost, which approximates fair value, and consists of amounts on hand and in a highly liquid short-term investment account with a major bank. All cash equivalents have original maturities to three months or less. A short-term investment of $12,475 is shown as restricted cash, and represents pledged collateral to ensure the Company's performance of site improvement work required by the local Frederick County government.

4. Trade Receivables

Trade receivable result primarily from product sales to wholesale distributors. The Company periodically reviews the financial strength of its distributors, and provides allowances for anticipated losses as necessary. At June 30, 1999 there was $27,618 in allowance for doubtful accounts.

5. Inventories

Inventories consist of raw ingredients, work in process, packaging materials, and finished product, and are valued at the lower of cost or market. Cost is determined by the first-in, first-out (FIFO) method. The Company periodically reviews the age and marketability if its inventory, and provides obsolescence reserves as necessary. Net inventories at June 30, 1999 are as follows:

           Raw ingredients......................................... $  98,764
           Work in process.........................................    68,536
           Packaging materials.....................................   141,623
           Finished goods..........................................   367,061
           Inventory, gross........................................   675,984
           Reserve for obsolescence................................   (48,208)
           Inventory, net.......................................... $ 627,776

6. Property and Equipment

Property and equipment are recorded at cost and depreciated over the estimated useful lives of the individual asset groups. Straight-line depreciation is used for financial reporting, and accelerated methods used for tax reporting. The estimated useful lives used for financial reporting are as follows: brewing equipment, 7 to 20 years; automobiles and trucks, 5 years; furniture and fixtures, 3 to 7 years. Leasehold improvements are recorded at cost and amortized over the shorter of the terms of the related lease, or over the estimated useful life of the improvement. On retirement or disposition of property and equipment, its cost and accumulated depreciation are removed from the accounts and any resulting gain or loss is reflected in operations. Repair and maintenance costs to property and equipment is expended in the year incurred. Property and equipment at June 30, 1999 are as follows:

           Brewing equipment....................................... $ 4,350,236
           Brewery building........................................   3,000,000
           Leasehold improvements..................................   1,621,833
           Automobiles and trucks..................................     184,204
           Furniture and fixtures..................................     138,395
           Property and equipment, gross...........................   9,294,668
           Accumulated depreciation................................  (1,511,056)
           Property and equipment, net............................. $ 7,783,612

7. Intangible Assets

Intangible assets consist of trademarks, copyrights, and loan origination costs related to existing debt obligations. Trademarks and copyrights are amortized over 5 years on the straight-line basis. Loan origination costs are amortized over the term of their related loan. Intangible asset amortization expense for the three and six months ended June 30, 1999 was $23,728 and $46,330 respectively.

8. Goodwill

Goodwill represents the excess purchase price paid for Wild Goose over the value of the net assets acquired, and is being amortized over 10 years (120 months) from the date of its acquisition. Goodwill amortization expense for the three and six months ended June 30, 1999 was $68,353 and $136,706 respectively.

9. Long-Term Debt

Long-term debt and the current maturity portion of long-term debt are $2,180,923 at June 30, 1999. Debt is itemized as follows: 1) a note for $1,113,756 payable to a major bank, collateralize by the Company's brewing equipment; 2) a $947,482 loan payable to the United States Small Business Administration, secured by a secondary lien on the Company's brewery equipment; 3) a $8,625 loan payable to a major bank, collateralize by the Company's automobiles and trucks; and 4) a $111,060 note payable to the local Frederick County government for sewer connections.

10. Capital Leases

The Company leases the land and building housing the brewery, both of which qualify for capital lease treatment. The current and long-term portion of the capital lease is $2,674,705 at June 30, 1999. The Company has the option to purchase the land and building after March 1, 2003.

11. Stockholders Equity

During the three months ended June 30, 1999 the Company issued 108,394 shares of common stock on the conversion of 73 shares of Series G preferred stock. Total weighted common shares for the three and six months ended June 30, 1999 were 1,821,363 and 1,821,363 respectively.

12. Revenue Recognition

Revenue is recognized upon shipment of finished product to wholesale distributors. The Company has established 180 days as an acceptable shelf life for product, and will reimburse distributors for 50% of all out of date product destroyed in the first year of each new distribution agreement.

13. Income Taxes

The Company accounts for income taxes under the asset and liability method. Deferred income taxes are recognized for their tax consequences in future years by the differences between the tax basis of assets and liabilities and their financial reporting values at each year-end. This is based on enacted tax laws and statutory rates applicable to the periods in which the differences are expected to affect taxable income.

Valuation allowances are established as necessary to reduce deferred tax assets to the amount they may realize if disposed. Income tax expense represents the current tax provision for the period plus the change during the period in deferred tax assets and liabilities. Net operating losses have been incurred in the three and six months ended June 30, 1999 and 1998, and the Company has not recorded a provision for income taxes payable.

14. Basic and Diluted Loss per Common Share

Statement of Financial Accounting Standards No. 128, "Earnings Per Share", requires the presentation of basic (loss) per share and diluted (loss) per share. Basic (loss) per share is based on the weighted-average number of outstanding common shares for the period. Diluted (loss) per share adjusts the weighted average common shares for any potential dilution that could occur if stock options, warrants, or other convertible securities were exercised or converted into common shares. There is no difference between basic and diluted loss per share in 1999.

                            FREDERICK BREWING COMPANY
    Management's Discussion and Analysis of Financial Conditions and Results
            For the Three and Six Months Ended June 30, 1999 and 1998

Overview of Significant Activities

A net loss of ($747,651) or ($0.41) per weighted-average common share was generated during the second quarter of 1999, compared to a net loss of ($1,936,003) or ($2.04) per average common share in the second quarter of 1998. Year to date 1999, a loss of ($1,592,745) or ($0.87) per average common share compares favorably to the year to date 1998 loss of ($2,672,007) or ($3.40) per common share before preferred stock deemed dividends.

There were 1,910,400 weighted-average common shares outstanding in the second quarter ended June 30, 1999, and 1,910,400 average common shares outstanding in the six months ending June 30, 1999. For the period ended June 30, 1998 there were 950,283 (restated to reflect the one-for-ten reverse stock split approved at the March 23, 1999 Special Meeting of Stockholders) weighted average common shares outstanding during the second quarter, and 784,867 (restated) average shares outstanding year-to-date.

The Company's second quarter 1999 gross sales decreased 37% to $1,003,550 from $1,595,010 in the second quarter of 1998. The decrease resulted primarily from fall-off in demand in all product lines as sales, marketing and promotional efforts in remote markets were curtailed. However second quarter 1999 gross sales are up 1.3% over first quarter gross 1999 gross sales of $990,958. 1999 year to date gross sales of $1,994,508 were 24% below the same period in 1998 at $2,609,847, again reflecting curtailed sales, marketing, and promotional efforts.

Concerted ongoing effort has been made to either eliminate or more closely control overhead spending. For example, overall employment at the Company has been reduced from 51 persons at the beginning of the second quarter of 1998 to 31 presently. The $543,796 of selling, general, and administrative expenses for the second quarter of 1999 was down $643,270 or 54% from the $1,187,086 second quarter 1998 spending. Cost savings were experienced in many operating areas. Year to date 1999 SG&A expenses of $1,302,591 were $598,709 or 31% below year to date 1998 spending of $1,901,300.

Review of Operations

The following table sets forth data derived from the Company's Consolidated Statement of Operations expressed as a percentage of net sales, for the three and six months ended June 30, 1999 and 1998.

                             Percentage of Net Sales

                                                                  Three Months               Six Months
                                                               ------------------        ------------------
                                                                1999         1998         1999         1998
                                                                ----         ----         ----         ----
           Gross sales                                         112.3%       108.9%       109.7%       107.3%
           Less: Returns and allowances, and excise taxes       12.3          8.9          9.7          7.3
           Net sales                                           100.0        100.0        100.0        100.0
           Cost of sales                                       101.4         67.3         97.3         74.2
           Gross profit/(loss)                                  (1.4)        32.7          2.7         25.8
           Selling, general and administrative expenses         60.2         81.0         71.0         78.2
           Amortization of deferred public relations costs       0.0         69.7          0.0         44.8
           Operating loss                                      (61.6)      (118.0)       (68.3)       (97.2)
           Loss on sale of equipment                             0.0          7.0          0.0          4.1
           Interest expense, net                                22.0          7.1         19.3          8.6
           Net loss                                            (83.6)      (132.1)       (87.6)      (109.9)

                            Per Barrel Operating Data

                                                                  Three Months               Six Months           Calendar Year
                                                             ----------------------      ------------------       -------------
                                                               1999          1998          1999         1998           1998
                                                               ----          ----          ----         ----           -----
           Barrels sold                                         5,717         8,861        11,314       14,567         31,464
           Gross sales per barrel sold                       $ 175.54      $ 180.00      $ 176.29     $ 179.16       $ 175.49
           Less: Returns and allowances, and excise taxes       19.25         14.69         15.63        12.24          11.98
           Cost of sales per barrel sold:
           Direct materials                                     74.97         58.16         71.19        59.27          74.78
           Direct labor                                         14.85         10.63         14.04        11.92          11.86
           Production overheads - variable                      12.57         12.64         12.52        14.18          17.49
           Production overheads - fixed                         55.18         29.90         57.56        38.42          29.32
           Total cost of sales per barrel sold                 157.57        111.33        157.57       123.79         133.45
           Gross profit per barrel sold                      $  (2.27)     $  53.98      $   4.36     $  43.13       $  30.06

Gross Sales

Gross sales for the second quarters of 1999 and 1998 were $1,003,550 and $1,595,010 respectively, representing a quarter to quarter sales decrease of $591,460 or 37%. Sales of Wild Goose and Brimstone product, which was originally acquired in January 1998, accounted for $576,600 of the 1999 sales and $689,100 of the 1998 sales. Blue Ridge and Hempen product sales were $373,800 in 1999 and $764,500 in 1998. Contract brewing revenues, merchandise sales, and billed freight account for the remainder of revenue in the second quarters of both 1999 and 1998.

Unit sales volumes of 5,717 barrels in the second quarter of 1999, and 8,861 barrels in the second quarter of 1998 represent a 3,144 barrel (35%) quarter to quarter decrease. While all brands showed volume declines, 1,411 barrels or 45% of the decrease reflects lower shipments of the Hempen brand family and 403 barrels or 13% of the decrease reflects that the three small contract brewing companies with which the Company previously did business have exited the packaged beer market. The remaining decline of 1,328 barrels or 42% of the decline is attributable to the Blue Ridge, Wild Goose and Brimstone product lines.

Gross sale revenue per barrel sold in the second quarters of 1999 and 1998 were $175.54 and $180.00 respectively. Unit sales revenues include sales to certain discount beer clubs in 1999 and to certain foreign countries in 1998 at discount. Reversing the effects of these discounted transactions produce second quarter per barrel prices of $180.61 for 1999 and $179.95 for 1998.

Year to date June sales were $1,994,508 in 1999 and $2,609,847 in 1998, representing a year to year decrease of $615,339 or 24%.

Unit sales volumes of 11,314 barrels for year to date June 1999 were 3,253 barrels (22%) below the 14,567 barrels of 1998. While sales of all brands declined, 97% of this decline was experienced in the second quarter of 1999.

Gross sales revenue per barrel sold year to date June 1999 and 1998 was $176.29 and $179.16 respectively. Again these unit sales revenues include discounted sales to beer clubs and foreign countries in 1999 and 1998 respectively. Reversing the effects of these discount transactions would show per barrel prices of $178.76 in 1999 and $180.53 in 1998.

Heightened competition among domestic craftbrewers as well as from importers, which has become particularly intense in the Mid-Atlantic region, has harmed craftbrewed brand sales and has caused numerous craftbrewing companies to withdraw from the market, close or consolidate breweries in recent months. Both the Company's brands and those formerly produced under contract for others have suffered in this environment.

The Company is working to restore sales and revenue growth by taking several steps, all of which should take effect by the end of 1999: (1) restore some portion of the sales and marketing budget previously reduced; (2) align at least some of the Company's brands with those of SIBG or another brewer to provide sales and marketing support outside the Company's local market area; (3) re-introduce National Premium, a super-premium brand of traditional North American lager, in bottles and six-packs; and (4) increase brewing volume and revenue perhaps by producing at lease some of SIBG's brands or those of another brewer under contract. No assurances can be given that these steps will be taken or that, if taken, they will result in future sales or revenue increases. In particular, the Company's current liquidity position must improve substantially to permit increased marketing and sales expenditures or the introduction of new packaged products.

Returns and Allowances, and Excise Taxes

Returns and allowances decreased $3,000 to $37,100 in the second quarter of 1999 from $40,100 in the second quarter of 1998. Year to date returns and allowances increased $25,600 in 1999 to $72,800 from $47,200 in 1998 reflecting Company efforts to expand sales by granting additional wholesaler allowances.

Excise taxes decreased $17,111 to $72,938 in the second quarter of 1999 from $90,049 in 1998. Year to date excise taxes decreased $27,049 in 1999 to $104,094 from $131,143 in 1998. Excise taxes reflect the current sales mix of product shipments between state jurisdictions and generally decline with volumes shipped. Some states, including Maryland and Pennsylvania, require the brewer to pay the excise tax. Other states, including Virginia and the District of Columbia, require those distributors who receive the beer to pay the excise tax. In addition, while the federal excise tax rate is standard at the Company's production volume, state excise tax rates vary from state to state.

Cost of Sales

Second quarter 1999 cost of sales of $900,850, or $157.57 per barrel sold, is made up of variable product costs (raw ingredients, packaging materials, and direct production labor) of $428.600 or $89.82 per barrel; and production overhead expenses (management and supervisory salaries and benefits, quality assurance, brewery repairs and maintenance, depreciation and amortization, utilities, equipment rentals, and building lease payments) of $472,250 or $67.75 per barrel sold. Second quarter 1998 cost of sales was $986,458 or $111.33 per barrel sold, composed of direct variable costs of $609,600 or $68.79 per barrel sold, and Management believes that neither second quarter 1999 or second quarter 1998 cost of sales accurately indicate either the Company's actual costs of production or of trends in those costs. Reported second quarter 1999 costs were artificially inflated due to a one-time adjustment in materials cost of $88,157 ($15.42 per barrel) made necessary to adjust for a computational error in the Company's report for the first quarter of 1999. Without this adjustment, cost of goods would have been reduced to $812,693 ($142.15 per barrel) in the second quarter of 1999.

The reported cost of sales during the second quarter of 1998 was artifically depressed by two events: a positive adjustment of approximately $50,000 in materials cost, reflecting the resolution in favor of the Company of a billing dispute with one of the Company's suppliers and approximately a $34,640 understatement of materials costs due to an error in accounting for the usage of certain materials inventory acquired from Wild Goose (this error was corrected by way of an inventory adjustment at year end 1998). Absent these items, the cost of sales for the second quarter of 1998 would have increased to ($120.88 per barrel).

Production overhead expenses experienced during the second quarter of 1999 include approximately $43,840 in expenses that will not continue into future periods. Approximately $19,000 in salary and fringe benefits expenses were incurred during the second quarter of 1999 for two employees whose positions were eliminated during the quarter. An extraordinary $24,750 in additional rent expense was incurred during the quarter to extend the Company's option to purchase the brewery land and building. If the Company does exercise the purchase option, the additional rent will be credited to the purchase price.
In any case, the additional rent liability ceased effective August, 1999. Excluding these charges and ignoring the adjustment in materials costs as discussed above would reduce cost of sales to $768,853 ($134.49 per barrel).

To provide what management considers to be a more meaningful comparison, a table displaying full-year 1998 operating data is provided. The adjusted per barrel cost of sales as derived above do not differ materially from corresponding data for all of 1998, despite increased depreciation expense, higher health insurance costs and significantly lower production volumes over which to spread those fixed costs.

Year to date 1999 cost of sales was $1,757,227, or $155.31 per barrel sold, composed of variable product costs of $964,200 or $85.23 per barrel sold, and production overhead expense of $793,027 or $70.08 per barrel sold. Year to date 1998 cost of sales were $1,803,231, or $123.79 per barrel sold, made up of $1,038,200 of variable product costs or $71.27 per barrel sold, and production overhead expense of $765,031 or $52.52 per barrel sold.

For the reasons discussed above, management urges caution in drawing conclusions concerning trends in the cost of sales or future production costs based on these calculation.

Selling, General and Administrative Expenses

Selling, general and administrative expenses ("SG&A") in the second quarters of 1999 and 1998 were $543,796 and $1,187,066 respectively, a decrease of $643,270 or 54%. Savings of $35,000 in depletion allowances, $105,200 in indirect salary and benefits, $73,500 of sales department travel and entertainment, $129,000 of advertising and other marketing expenses, $135,200 of outside audit, legal, and financial relations, and $165,370 in other expenses make up the difference.

Year to date 1999 and 1998 SG&A expenses were $1,302,591 and $1,901,300 respectively, a decrease of $598,709 or 31%. A depletion cost increase of $57,300; off-set by savings of $168,300 in indirect salary and benefits; $115,000 in sales department travel and entertainment; $181,100 in advertising and other marketing expense savings; $31,900 in outside audit, legal, and financial relations savings; and $171,008 in other costs make up the decrease.

Amortization of Deferred Public Relations Costs

There was a one-time, $1,020,938, expense representing the accelerated amortization of deferred investor relations expense in the second quarter of 1998, and $1,089,000 of investor relations year-to-date June 30, 1998. There were no similar investor relations in 1999.

Loss on Sale of Equipment

There was a loss on the sale of equipment of $102,205 in the second quarter of 1998, and a year to date June 30, 1998 loss of $99,545. Both reflect the sale of old Wild Goose equipment. There were no equipment sales in 1999.

Interest Expense (net)

Net interest expense was $196,517 in the second quarter of 1999 compared to $104,197 in the second quarter of 1998, and $350,541 for the first six months of 1999 versus $210,435 in the first half of 1998. A substantial portion of the interest expenses incurred during 1999 and 1998 relates to the debt obligations the Company has with a major bank for the building and equipment financing, and with the United States Small Business Administration for additional equipment financing.

Provision For Income Taxes

The Company has experienced net operating losses during both 1999 and 1998 and no provisions for income taxes have been provided for on the Consolidated Statements of Operations. The Company has recorded a full valuation allowance against the net deferred tax asset.

Liquidity and Capital Resources

The Company has recorded losses from operations since 1993, and has funded its operations primarily from private and public placements of common and preferred stock. As of June 30, 1999 the Company had a working capital deficit of $2,337,578.

Net cash used in operating activities was $93,071 in the second quarter of 1999, versus a use of funds of $504,317 in the second quarter of 1999. Year-to-date net cash used in operations activities was $394,258 in 1999 versus $1,945,587 in 1998.

Net cash used for investing was $146,818 in the second quarter of 1999 compared to $13,705 in 1998 and $154,635 year-to-date 1999 versus $284,971 in 1998.

Net cash from financing in the second quarter of 1999 was $238,538 versus a use of funds of $86,744 in the second quarter of 1998. Net cash from financing was $462,405 year-to-date 1999 versus a use of funds of $186,505 in 1998.

The Company's ability to meet its obligations is dependent on achieving operating profitably and in generating positive cash flows. This operational improvement requires the Company to either eliminate or substantially reduce excess brewing capacity, and also requires the Company to obtain additional financing from third parties.

On November 4, 1998, the Company retained West-Finance Corporation to advise and assist the Company in: 1) refinancing the First Union National Bank debt, 2) raising additional working capital, and 3) seeking candidates for acquisition by the Company, a merger with the Company, or an acquisition of the Company. The Company has made numerous contacts and engaged in preliminary, but unsuccessful, discussions with numerous parties toward each of these objectives.

In April and June of 1999 the Company raised approximately $500,000 with a short term loan from a consortium of investors collateralized by the Company's rights in the Wild Goose brands, trademarks, copyrights and other intellectual property. On June 30, 1999 the Company's Board of Directors agreed to grant SIBG, an unrelated third party, the exclusive right to negotiate and perform due diligence leading toward a transaction in which SIBG would acquire majority control of the Company's voting stock in exchange for cash. The agreement further provided that the exclusive right of SIBG was to terminate on July 25, 1999. On July 28, 1999 the Company received $50,000 cash from SIBG to extend their exclusive right to negotiate with the Company through August 8, 1999. The extended exclusivity agreement expired on August 8, 1999 with the mutual consent of the parties. The Company and SIBG are, however, continuing to negotiate and draft all of the documents necessary to complete the transaction, as well as the documentation needed from third parties.

If the transaction with SIBG closes as discussed to date, management believes SIBG may simultaneously acquire and exercise the Company's option to purchase the brewery land and building in Frederick, Maryland; may enter into a contract brewing agreement with the Company to commit to producing 5,000 to 35,000 barrels per year of various brands controlled by SIBG and affiliates; and may arrange to refinance the Company's debt to First Union National Bank.

The Company has been in discussions with SIBG at various times since late 1998. Negotiations concerning the stock purchase, real estate purchase, contract brewing, the refinance of the First Union National Bank debt, negotiations to settle and compromised the Company's financial obligations to its other creditors and to resolve issues with its preferred stock shareholders are at an advanced stage, and if SIBG proceeds substantially as contemplated, the terms of those transactions will likely prove acceptable to the Company's Board of Directors.

However, the exclusivity agreement states in part "there has been no meeting of the minds as to the material terms of any proposal". No definitive agreements have been executed with SIBG, and there can be no assurance that such agreements will be executed, or will be closed even if executed. Neither the Company nor SIBG is yet obligated to execute agreements or to close on any transaction. Several conditions must be satisfied before any transaction can be completed, and many of these are beyond the control of the Company and management. Some of these conditions include: 1) one or more of SIBG's members must agree to contribute the cash needed to allow SIBG to purchase the Company's common stock;
2) SIBG, its counsel, auditors, and other advisors must complete and be satisfied with the results of its due diligence review of the Company, its condition, and its business prospects; 3) the Company and SIBG must agree to terms and negotiate mutually acceptable agreements between themselves and with third parties including: (a) a purchase or pay-off of the First Union National Bank debt; (b) the approval of the United States Small Business Administration which is a secured creditor of the Company; (c) the negotiation of a mutually acceptable agreement for the purchase by SIBG of the real estate now owned by Blue II, LLC; (d) the agreement of the Company's numerous unsecured creditors, equipment lessors, and other suppliers to payment terms acceptable to SIBG; 4) the termination or modification of the Company's employment contracts with senior management; and 5) numerous others many of which may not be foreseen by the Company.

No assurance can be given that these conditions can or will be met in a timely manner or on terms that are acceptable or favorable to the Company. The exclusivity agreement with SIBG generally prohibited the Company from soliciting, encouraging, discussing, or considering other proposals or of providing non-public information to other parties who may be interested in providing the Company with financing until August 8, 1999. There is the risk that the Company will not be able to raise funds to sustain operations if the transaction with SIBG does not close or is not closed in a timely manner.

Presently the Company is in default under the payment terms of an equipment loan to a national bank. In June 1999 the Company agreed to pay the bank $50,000 (in two installments) in return for the banks agreement not to demand repayment of the loan until June 30, 1999. The Company failed to make the second installment payment and negotiated a further extension of the bank's forbearance through August 15, 1999 as well as to refinance the loan. There can be no assurance that the bank will agree to forbear beyond that date or that the loan can be refinanced. The Company is also in default on numerous other obligations including rental payments due to Blue II, payments due on several equipment leases, and payments due to outside vendors and professionals. There can be no assurance that these creditors will refrain from taking legal action against the Company, or attempt to place the Company into involuntary bankruptcy.

The Company received a letter dated September 15, 1998 (the "notice letter") from Nasdaq Stock Market Inc. ("Nasdaq") stating that the Company's common stock may be de-listed from the Nasdaq Small-Cap Market for failure to maintain a minimum bid of $1.00 per share. In summary, the notice letter stated that if the Company failed to achieve a closing bid price of $1.00 per share for ten consecutive trading days during the 90-day calendar period ending December 14, 1998, the common stock would be subject to de-listing. The Company requested, and Nasdaq approved, an extension of time to allow shareholder approval of a reverse stock split in an effort to boost the stock price. In March 1999 the Company affected a 1 for 10 reverse stock split, however the stock price did not remain above the $1.00 closing bid for ten consecutive trading days as required by Nasdaq. In April 1999 Nasdaq notified the Company that its common stock had been de-listed from the Nasdaq Small-Cap Market. As of August 5, 1999, the common stock has been trading on the Electronic Bulletin Board under the symbol BLUE.

If the Company is not successful in completing a transaction with SIBG it will seek to obtain short-term financing from third parties that have previously purchased equity or loaned funds to finance its operations. The Company is also exploring the option of merging with, or selling assets to, another craft-brewer or industry participant with greater financial resources to help ensure its meets its obligations. The Company could also seek protection under Chapter 11 of the bankruptcy code to allow additional time to explore other alternatives to eliminate or reduce excess capacity. The Company has not yet decided on a definitive alternative course of action, but has been in active discussions of such options since the expiration of the exclusivity agreement.

Impact of Inflation

The Company has not attempted to calculate the impact of inflation on operations, but does not believe that inflation has had a material impact in recent years. Management does believe any future cost increases in raw ingredients, packaging materials, direct labor costs, overhead payroll costs, and general operating expenses due to inflation could have a significant impact on the Company's results of operations to the extent that these additional costs could not be transferred to distributors.

Impact of Year 2000 Issue

The Company has developed a plan to review and, as appropriate, to modify or replace certain portions of its computer system software in order to recognize and utilize dates beyond December 31, 1999. The Company presently believes that with modifications to existing software and conversion to new software the Year 2000 issue will be resolved within its own systems. The Company has also established an internal auditing process to track and verify the results of its plan and tests. With the exception of the Company's telecommunications system, the Company and its vendors have determined that all mission-critical computer hardware and software, including PLC's and other computer chips embedded in brewing, packaging and other mechanical systems are either Y2K compliant or are not date-sensitive. The Company has repaired or replaced, tested and is currently operating all such systems identified as sensitive to the Y2K problem. Revised software for the telecommunications system has been ordered and should be installed and tested by September 15, 1999. Management believes the Company is currently on schedule to substantially complete the renovation, validation, and implementation phases of its plan with respect to mission-critical systems in September 1999.

The Company is working with key external parties, including banks, utilities, other vendors, and third party payers, to assess the efforts made by these parties with respect to their own systems and to determine the extent to which their systems are vulnerable to the Year 2000 issue. The Company has not yet received sufficient information from these parties about their plans to be able to predict the outcome of their efforts. The Company is also developing a contingency plan that is expected to address financial and operational problems that might arise on January 1, 2000. This contingency plan will include identifying back-up processes that do not rely on computers whenever possible.

The Company has incurred and expects to continue to incur expenses for internal staff time, as well as costs for software modification or replacement in order to achieve Year 2000 compliance. It is expected that conversion of the primary software programs will be completed in August 1999 with testing to follow in September 1999. The Company estimates that these costs will total approximately $15,000 with the majority of this being incurred by August 1999. The cost of the Year 2000 program and the date on which the Company plans to complete Year 2000 modifications are based on estimates which reflect numerous assumptions about future events such as continued availability of certain resources, the timing and effectiveness of third party modification plans, and other factors. The Company can give no assurance that these estimates will be achieved, and actual results could differ materially from the Company's plans. Specific factors that might cause material differences include the availability and cost of personnel trained in this area of expertise, the ability to locate and correct relevant computer source codes and embedded technology, the results of internal and external testing, and the timeliness and effectiveness of third party modification efforts.

If the modifications and conversions referred to above are not made, or are not completed on a timely basis, the Year 2000 issue could have a material and adverse effect on the Company's business, financial condition, and results of operations. Even if the Company's internal efforts are successful, failure of third parties to which the Company is financially or operationally linked to address their own system problems could have a material impact on the Company.

Forward-Looking Information

The Private Securities Litigation Reform Act of 1995 provides a "safe Harbor" for certain forward-looking statements made by the Company in its disclosures to the public. There is certain information contained herein, in the Company's press releases, and in oral statements made by officers of the Company which are forward-looking statements as defined by such act. When used herein, in the Company's press releases, and in oral statements, the words "estimate", "project", "anticipate", "expect", "intend", "believe", "plans", and similar expressions are intended to identify forward-looking statements. Because such forward-looking statements involve risk and uncertainty there are important factors that could cause actual results to differ materially from those expressed or implied by such forward-looking statements.

                            FREDERICK BREWING COMPANY
                                Other Information
            For the Three and Six Months Ended June 30, 1999 and 1998

Item 1. Legal Proceedings

The Company's landlord Blue II, LLC has been granted an Order of Restitution, permitting Blue II to re-enter and evict the Company from the brewery premises. The Company has also been the subject of legal actions that have been initiated by certain of its other creditors. While no single action is, by itself, material, the total amount sought exceeds $35,000. The Company and SIBG are negotiating with these creditors to settle and compromise the claims, subject to closing the SIBG transaction.

Item 2. Changes in Securities

During the three months ended June 30, 1999, the Company issued 108,394 shares of the Company's common stock upon the conversion of 73 shares of Series G Preferred Stock. During the six months ended June 30, 1999, the Company issued 3,795,102 shares (379,510 post-split shares) of common stock on the conversion of 210 shares of Series E, 224 shares of Series F, and 270 shares of Series G Preferred Stock.

Item 3. Defaults Upon Senior Securities

The Company is in default of its secured loans from First Union National Bank and the Small Business Administration. The Bank has granted the Company forbearance from further collection action through August 15, 1999. The Company and SIBG is negotiating to settle and compromise the amounts due to these creditors whose debts are expected to be paid by August 31, 1999, subject to closing the SIBG transaction.

Item 4. Submission of Matters to a Vote of Security Holders

Not applicable

Item 5. Other Information

None.

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits filed
    10.1 Agreement Between Snyder International Brewing Group, LLC and Frederick Brewing Co. Dated June 30, 1999
    10.2 Agreement Between Snyder International Brewing Group, LLC and Frederick Brewing Co. Dated July 25, 1999
    10.3 Third Forbearance Agreement by and among First Union National Bank, the Maryland Economic Development Corporation, the Maryland Industrial Development Financing Authority and Frederick Brewing Co. dated July 19, 1999.
    27.1   Financial Data Schedule
    99.1   Safe Harbor Under the Private Securities Litigation Reform Act of
           1995
    99.2   Press Release, July 26, 1999
    99.3   Press Release, August 9, 1999

(b) Reports on Form 8-K
    None.

                                   SIGNATURES

         In accordance with the requirements of the Securities and Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                             Frederick Brewing Co.


Date:  August 12, 1999                       /s/ Kevin E. Brannon
                                             -----------------------------------
                                             Kevin E. Brannon
                                             Chairman of the Board and
                                             Chief Executive Officer


Date:  August 12, 1999                       /s/ Leslie P. Harper
                                             -----------------------------------
                                             Leslie P. Harper
                                             Chief Financial Officer