Form 10QSB
period 1999-09-30
FREDERICK BREWING CO
filed 1999-11-15
CIK 926978

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  Form 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934, For the quarterly period ended September 30, 1999.
                                       or
[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ACT OF
     1934.

                       Commission File Number:  0-27800

                             Frederick Brewing Co.
       (Exact Name of Small Business Issuer as Specified in Its Charter)

              Maryland                           52-1769647
       (State or Other Jurisdiction of        (I.R.S. Employer
        Incorporation or Organization)         Identification No.)


4607 Wedgewood Boulevard, Frederick, Maryland       21703
(Address of Principal Executive Offices)         (Zip Code)

                                (301) 694-7899
               (Issuer's Telephone Number, Including Area Code)

                                Not Applicable
             (Former Name, Former Address and Former Fiscal Year,
                         if Changed Since Last Report)

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes    X    No
    ------     ------

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

  Common Stock, $0.0004 par value     8,596,211
  (Title of Each Class)               (Number of shares outstanding as
                                       of September 30, 1999)

Transitional Small Business Disclosure Format: (check one):
Yes [  ]    No [X]

                             FREDERICK BREWING CO.
                             INDEX TO FORM 10-QSB
                              September 30, 1999

PART I.  FINANCIAL INFORMATION


Item 1.  Financial Statements

  Consolidated Balance Sheet (unaudited) - September 30, 1999

  Consolidated Statements of Operations (unaudited) - for the three and nine months ended September 30, 1999 and 1998

  Consolidated Statements of Cash Flows (unaudited) - for the three and nine months ended September 30, 1999 and 1998

  Notes to Consolidated Financial Statements (unaudited)


Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations


PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

Item 2.  Changes in Securities and Use of Proceeds

Item 3.  Defaults Upon Senior Securities

Item 6.  Exhibits and Reports on Form 8-K

PART I.   FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS

                             FREDERICK BREWING CO.
                          Consolidated Balance Sheet
                              September 30, 1999
                                                                  September 30,
                                                                     1999
                                                                  -------------
                                                                   (Unaudited)
                                    ASSETS
Current assets:
     Cash and cash equivalents                                    $     69,932
     Cash - restricted                                                 312,475
     Trade receivables, net of allowance for doubtful
      accounts of $31,716                                              409,901
     Inventories, net of reserve for obsolescence of $74,313           545,201
     Prepaid expenses and other current assets                         258,707
                                                                  ------------
        Total current assets                                         1,596,216

Property and equipment, net of accumulated depreciation of
 $1,725,036                                                          7,743,936
Intangibles, net of accumulated amortization of $128,688               524,270
Goodwill, net of accumulated amortization of $9,321                    932,140
Other assets                                                             1,460
                                                                  ------------
        Total assets                                              $ 10,798,022
                                                                  ============

                     LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
     Current maturities of long-term debt                         $  2,171,691
     Capital lease obligations, current portion                         44,717
     Accounts payable                                                1,124,159
     Accrued liabilities                                               465,947
                                                                  ------------
        Total current liabilities                                    3,806,514

Long-term debt                                                          84,151
Capital lease obligations                                            2,618,655
                                                                  ------------
        Total liabilities                                            6,509,320
                                                                  ------------

Stockholders' equity:
     Preferred stock - $0.01 par value, 1,000,000 shares
      authorized:
        Cumulative, convertible Series A, 1,543 shares issued
         and outstanding                                               581,687
        Common stock - $0.0004 par value, 19,000,000 shares
         authorized, 8,596,211 shares issued and outstanding             3,439
        Additional paid-in capital                                  23,605,664
        Accumulated deficit                                        (19,902,088)
                                                                  ------------
         Total stockholders' equity                                  4,288,702
                                                                  ------------

         Total liabilities and stockholders' equity               $ 10,798,022
                                                                  ============

      The accompanying notes are an integral part of these consolidated financial statements.

                             FREDERICK BREWING CO.
                     Consolidated Statements of Operations
        For the Three and Nine Months Ended September 30, 1999 and 1998

                                                                        Three Months Ended                 Nine Months Ended
                                                                           September 30,                     September 30
                                                                        ------------------                 -----------------
                                                                    1999                 1998            1999             1998
                                                                 -----------          -----------    -----------      -------------
                                                                          (Unaudited)                          (Unaudited)
Gross sales                                                      $   810,014          $1,603,212      $ 2,804,522      $  4,213,059
Less:  Returns and allowances, and excise taxes                      441,159             189,595          618,053           490,340
                                                                 -----------          ----------      -----------      ------------
   Net sales                                                         368,855           1,413,617        2,186,469         3,722,719

   Cost of sales                                                     869,958           1,071,373        2,627,185         2,851,091
                                                                 -----------          ----------      -----------      ------------
   Gross profit (loss)                                              (501,103)            342,244         (440,716)          871,628

Selling, general and administrative expenses                         935,190             863,277        2,237,781         2,665,688
Impairment of goodwill                                             1,359,751                  --        1,359,751                --
Minority interest in joint venture                                        --               4,985               --             4,985
Amortization of deferred public relations costs                           --                  --               --         1,089,000
                                                                 -----------          ----------      -----------      ------------
   Operating loss                                                 (2,796,044)           (526,018)      (4,038,248)       (2,888,045)

Loss on sale of equipment                                              2,123                  --            2,123            99,545
Interest expense, net                                                151,996             209,475          502,537           419,910
                                                                 -----------          ----------      -----------      ------------
Loss before extraordinary gain on forgiveness
  of debt                                                         (2,950,163)           (735,493)      (4,542,908)       (3,407,500)
Extraordinary gain on forgiveness of debt, net                       808,929                  --          808,929                --
                                                                 -----------          ----------      -----------      ------------
   Net loss                                                       (2,141,234)           (735,493)      (3,733,979)       (3,407,500)

Preferred stock deemed dividend requirement                               --            (247,000)              --          (275,627)
                                                                 -----------          ----------      -----------      ------------
Net loss attributable to common stockholders                     $(2,141,234)         $ (982,493)     $(3,733,979)     $ (3,683,127)
                                                                 ===========          ==========      ===========      ============

Basic and diluted loss per common share:
   Net loss before extraordinary item and
    preferred stock dividend requirement                              $(0.66)         $    (0.54)     $     (1.70)     $      (3.65)
   Extraordinary item                                                    .18                  --              .30                --
   Preferred stock dividend requirement                                   --               (0.18)              --             (0.29)
                                                                 -----------          ----------      -----------      ------------
   Net loss per common share                                           (0.48)         $    (0.72)     $     (1.40)     $      (3.94)
                                                                 ===========          ==========      ===========      ============

Weighted average common shares (basic
 and diluted)                                                      4,490,972           1,356,275        2,670,414           934,672

The accompanying notes are an integral part of these consolidated financial statements.

                             FREDERICK BREWING CO.
                     Consolidated Statements of Cash Flows
        For the Three and Nine Months ended September 30, 1999 and 1998

                                                                        Three Months Ended                 Nine Months Ended
                                                                           September 30,                     September 30
                                                                        ------------------                 -----------------
                                                                    1999                 1998            1999             1998
                                                                 -----------          -----------    -----------      -------------
                                                                          (Unaudited)                          (Unaudited)
Cash flows from operating activities:
  Net loss                                                       $(2,141,234)          $(735,493)     $(3,733,979)      $(3,407,500)
  Adjustments to reconcile net loss to
  net cash used in operating activities:
       Depreciation and amortization                                 323,109             270,178          894,139           774,401
       Gain on forgiveness of debt                                  (808,929)                 --         (808,929)               --
       Goodwill impairment                                         1,359,751                  --        1,359,751                --
       Equity investment in joint venture                                 --                (384)              --              (384)
       Amortization of deferred public
       relations costs                                                    --                  --               --         1,089,000
  Loss on sale of equipment                                            2,123                  --            2,123            99,545
  Change in operating assets and liabilities:
       Trade receivables                                             (34,814)           (158,113)           1,082          (495,244)
       Inventories                                                    44,355             (75,474)         126,655          (438,301)
       Prepaid expenses, and other current assets                   (100,375)            (85,174)        (100,801)         (221,190)
       Other assets                                                   70,936              13,266          197,866            (9,830)
       Accounts payable                                             (370,460)            359,647           69,637           931,979
       Accrued liabilities                                           309,354            (190,990)         288,296           (91,076)
                                                                 -----------           ---------      -----------       -----------
  Net cash used in operating activities                           (1,346,184)           (602,537)      (1,704,160)       (1,768,600)
                                                                 -----------           ---------      -----------       -----------

Cash flows from investing activities:
  Change in restricted cash                                         (300,000)                 --         (300,000)               --
  Purchase of property and equipment                                (202,500)            (87,123)        (354,780)         (320,356)
  Purchase of intangibles                                                 --             (14,463)          (2,355)         (105,174)
  Purchases of business, net of cash acquired                             --                  --               --          (834,611)
  Proceeds from sale of equipment                                      5,250                  --            5,250            94,060
                                                                 -----------           ---------      -----------       -----------
  Net cash used in investing activities                             (497,250)           (101,586)        (651,885)       (1,166,081)
                                                                 -----------           ---------      -----------       -----------

Cash flows from financing activities:
  Proceeds from borrowings                                         2,204,691                  --        2,815,751                --
  Payments on debt obligations and capital
  leases                                                          (2,139,692)            (96,717)      (2,326,567)         (283,222)
  Proceeds from issuance of preferred
  stock, net                                                              --             359,100               --           359,100
  Proceeds from issuance of common
  stock, net                                                       1,841,856             436,000        1,843,794           436,000
                                                                 -----------           ---------      -----------       -----------
  Net cash provided by/(used in)
  financing activities                                             1,906,855             698,383        2,332,978           511,878
                                                                 -----------           ---------      -----------       -----------

Net increase/(decrease) in cash and cash
equivalents                                                           63,421              (5,740)         (23,067)       (2,422,803)

Cash and cash equivalents, beginning of period                         6,511             195,817           92,999         2,612,880
                                                                 -----------           ---------      -----------       -----------
Cash and cash equivalents, end of period                         $    69,932           $ 190,077      $    69,932       $   190,077
                                                                 ===========           =========      ===========       ===========

The accompanying notes are an integral part of these consolidated financial statements.

                             FREDERICK BREWING CO.
                  Notes to Consolidated Financial Statements
                              September 30, 1999
                                  (Unaudited)


1.   Basis of Presentation

     The accompanying unaudited consolidated financial statements of Frederick Brewing Co. ("Frederick Brewing") have been prepared in accordance with generally accepted accounting principles for interim financial reporting and with the instructions of Form 10-QSB and Regulation S-B. As such, they do not include all information and footnotes required by generally accepted accounting principles for complete year-end financial reporting. In the opinion of Frederick Brewing's management, all normal recurring accruals and other adjustments considered necessary for a fair presentation of an interim consolidated financial position and the interim consolidated results of operations have been included.

     Operating results for the three and nine months ended September 30, 1999 are not necessarily indicative of the results that may be expected for other interim periods within 1999 or for the year ending December 31, 1999. Information relating to the financial position, results of operations and cash flows of Frederick Brewing as of and for the year ended December 31, 1998 may be found in the financial statements included in Frederick Brewing's Annual Report filed on Form 10-KSB for the year ended December 31, 1998.

2.   SIBG Investment

     Effective August 24, 1999, Frederick Brewing and Snyder International Brewing Group, LLC ("SIBG"), an Ohio limited liability company that was founded and is controlled by C. David Snyder, Frederick Brewing's Chairman and Chief Executive Officer, completed a series of transactions that resulted in SIBG acquiring approximately 51% of the outstanding common stock of Frederick Brewing. An overview of these transactions is set forth below:

     . SIBG purchased 4,447,104 newly issued shares of Frederick Brewing's common stock for $2.0 million in cash.

     . Holders of Frederick Brewing's Series F and G convertible preferred stock converted their shares of preferred stock into an aggregate of 2,155,140 shares of Company common stock.

     . A number of Frederick Brewing's creditors agreed to forgive approximately $0.9 million of aggregate indebtedness in order to facilitate SIBG's investment in Frederick Brewing (See note 3).

     . Frederick Brewing entered into transition agreements with Kevin Brannon, the former Chairman and Chief Executive Officer of Frederick Brewing, and Marjorie McGinnis, the former President of Frederick Brewing, pursuant to which

        Mr. Brannon and Ms. McGinnis are bound by non-compete provisions through 2001 and will receive in the aggregate $300,000 in severance payments. As of October 1, 1999, Mr. Brannon and Ms. McGinnis were no longer employees of Frederick Brewing.

     In addition, in connection with its investment in Frederick Brewing, SIBG purchased all of the outstanding equity interests in Blue II, LLC ("Blue II"), the entity that owns Frederick Brewing's 5.5 acre site and brewing facility. SIBG will cause Blue II to continue to lease the brewing facility to Frederick Brewing.

     In connection with SIBG's investment and the related transactions, Frederick Brewing paid Westfinance Corporation an aggregate amount of $135,600 for (i) assisting Frederick Brewing in obtaining SIBG's equity investment, (ii) assisting Frederick Brewing in implementing the creditor and vendor debt forgiveness plan and (iii) issuing a fairness opinion to the Board of Directors of Frederick Brewing. The fees paid to Westfinance Corporation were recorded as a deduction from additional paid-in capital.

3.   Extraordinary Gain on Forgiveness of Debt

     On August 24, 1999, in order to facilitate SIBG's investment in Frederick Brewing, a number of Frederick Brewing's creditors forgave amounts owed to Frederick Brewing totaling $902,231. One of the creditors was a financial institution for which Frederick Brewing had unamortized debt costs of $93,302 that were expensed. The net amount of $808,929 of debt forgiveness has been recorded in the statement of operations for the period ended September 30, 1999 as an extraordinary gain on forgiveness of debt.

4.   Related Parties

     Frederick Brewing currently leases its operating facilities from Blue II, which is wholly-owned by SIBG. The lease is recorded and accounted for as a capital lease in accordance with SFAS 13 (See note 14). Total payments made to Blue II pursuant to this lease were $32,184 for the period ended September 30, 1999.

     Effective August 24, 1999, Frederick Brewing executed a demand promissory note in favor of SIBG that enables Frederick Brewing to borrow from SIBG on a revolving basis up to $5.0 million in aggregate principal amount (See note 13). Total interest accrued to SIBG as of September 30, 1999 was $16,992.

     Effective August 24, 1999, Frederick Brewing entered into a one year management agreement with SIBG whereby SIBG provides to Frederick Brewing administrative, financial, operational, sales and marketing and strategic planning services. Under this agreement, Frederick Brewing pays SIBG $30,000 per month for these services. For the period ended September 30, 1999, Frederick Brewing paid SIBG $30,000 in the aggregate for these services.

     In addition, effective August 24, 1999, Frederick Brewing entered into a production agreement with Crooked River Brewing Company, LLC pursuant to which Frederick

     Brewing has agreed to produce and package draft beer for Crooked River for up to four years, which includes automatic renewals. Crooked River is controlled and predominantly owned by C. David Snyder, Frederick Brewing's Chief Executive Officer and Chairman. For the period ended September 30, 1999, sales to Frederick Brewing totaled $14,561 under this agreement.

5.   Principles of Consolidation

     The consolidated financial statements of Frederick Brewing for the three and nine months ended September 30, 1999 include the accounts of Frederick Brewing and its wholly-owned subsidiaries Wild Goose Brewery, Inc. ("Wild Goose") and Brimstone Brewing Company ("Brimstone") since their acquisitions on January 28, 1998 and January 15, 1998, respectively. Frederick Brewing plans to merge these subsidiaries into Frederick Brewing before December 31, 1999.

6.   Cash and Cash Equivalents

     Cash and cash equivalents are stated at cost, which approximates fair value, and consists of amounts on hand. The restricted cash balance of $312,475 consists of (i) a $300,000 escrow fund established at a financial institution for the purpose of making payments to Kevin Brannon, former Chairman and Chief Executive Officer of Frederick Brewing, and Marjorie McGinnis, former President of Frederick Brewing, under the terms of their transition agreements, which contain non-compete provisions through 2001 (See note 2), and (ii) a short-term investment of $12,475, which is in a highly liquid short term investment account as required by the Frederick County government.

7.   Trade Receivables

     Trade receivables result primarily from product sales to wholesale distributors. Frederick Brewing periodically reviews the financial strength of its distributors and provides allowances for anticipated losses as necessary. At September 30, 1999, there was $31,716 in allowance for doubtful accounts.

8.   Inventories

     Inventories consist of raw ingredients, work in process, packaging materials and finished goods, and are valued at the lower of cost or market. Cost is determined by the first-in, first-out (FIFO) method. Frederick Brewing periodically reviews the age and marketability of its inventory and provides obsolescence reserves as necessary. Net inventories at September 30, 1999 are as follows:

          Raw ingredients...........   $ 77,590
          Work in process...........     87,136
          Packaging materials.......    174,306
          Finished goods............    280,482
                                       --------
          Inventory, gross..........    619,514
          Reserve for obsolescence..    (74,313)
                                       --------
          Inventory, net............   $545,201

9.   Prepaid Expenses and Other Current Assets

     Prepaid expenses and other current assets include brewery merchandise, points of sale promotional items, prepaid keg deposits and miscellaneous prepaid expenses consisting of pallet deposits, prepaid taxes and insurance. The composition of the prepaid expenses and other current assets at September 30, 1999 is as follows:

          Merchandise inventory...........  $ 25,983
          Promotional and marketing
              inventory...................   103,773
          Prepaid keg deposits............    28,530
          Miscellaneous prepaid expenses..   100,421
                                            --------
               Total                        $258,707

10.  Property and Equipment

     Property and equipment are recorded at cost and depreciated over the estimated useful lives of the individual asset groups. Straight-line depreciation is used for financial reporting, and accelerated depreciation methods are used for tax reporting. The estimated useful lives used for financial reporting are as follows: brewing equipment, seven to 20 years; automobiles and trucks, five years; furniture and fixtures, three to seven years. Leasehold improvements are recorded at cost and amortized over the shorter of the terms of the related lease or over the estimated useful life of the improvement. On retirement or disposition of property and equipment, the cost and accumulated depreciation of the property or equipment are removed from the accounts and any resulting gain or loss is reflected in operations. Repair and maintenance costs to property and equipment are expended in the year incurred. Property and equipment at September 30, 1999 are as follows:

          Brewing equipment..............  $ 4,511,273
          Brewery building...............    3,000,000
          Leasehold improvements.........    1,663,683
          Automobiles and trucks.........      155,621
          Furniture and fixtures.........      138,395
                                           -----------
          Property and equipment, gross..    9,468,972
          Accumulated depreciation.......   (1,725,036)
                                           -----------
          Property and equipment, net....  $ 7,743,936

     Depreciation expense for the three and nine months ended September 30, 1999 was $193,323 and $622,802, respectively. As of September 30,
     1999, Frederick Brewing has a commitment to construct improvements to its wastewater treatment facility at a cost of approximately $125,000. The construction is scheduled to be completed by November 30, 1999.

11.  Intangible Assets

     Intangible assets consist of trademarks, copyrights and loan origination costs related to existing debt obligations. Trademarks and copyrights are amortized over five years on the straight-line basis. Loan origination costs are amortized over the term of their related loan. Intangible asset amortization expense for the three and nine months ended September 30, 1999 was $33,411 and $79,741, respectively. For the quarter ended September 30, 1999, the amount of $93,302 was expensed as an offset to the extraordinary gain on the forgiveness of debt (See note 3). This amount represented loan origination costs on loans repaid in August 1999, in connection with SIBG's equity investment in Frederick Brewing.

12.  Goodwill

     Frederick Brewing acquired Wild Goose in January 1998 and recognized goodwill of $2,734,113 associated with the acquisition. During the three months ended September 30, 1999, Frederick Brewing's management determined that the goodwill associated with this acquisition will not be fully recovered. Frederick Brewing has experienced lower than expected sales volume of certain Wild Goose products. Frederick Brewing has estimated that it can recover $941,461 of the remaining value of its goodwill based on a future cash flows analysis. Accordingly, Frederick Brewing has taken a charge of $1,359,751 in its statements of operations for the three months ended September 30, 1999 reflecting this impairment of the goodwill associated with the Wild Goose acquisition.

13.  Debt

     On August 30, 1999, Frederick Brewing executed a promissory note in favor of SIBG that is due on demand with an interest rate per annum equal to the prime rate of a regional financial institution (7.8% at September 30, 1999) plus one percent. Interest on the principal balance of the note is payable monthly. Under the note, Frederick Brewing may obtain loan advances from SIBG as needed up to an aggregate principal amount of $5.0 million. At September 30, 1999, Frederick Brewing had outstanding borrowings from SIBG of $2,171,691 under the note.

     In August, 1999, Frederick Brewing repaid the remaining outstanding balance of its bank debt and its loan from the United States Small Business Administration that was not forgiven (See note 3) with borrowings from SIBG under the SIBG note.

     The aggregate amount of $111,060 remains outstanding on the note payable to Frederick County for sewer connections, and the terms of this note have not changed. The payment of this note is secured by a second mortgage on the brewery building and property.

14.  Capital Leases

     Frederick Brewing leases the land and building containing its brewery operations from Blue II, which is wholly-owned by SIBG. The lease qualifies for capital lease treatment. The current and long-term portion of the capital lease is $2,663,372 at September 30, 1999. Frederick Brewing has the option to purchase the land and building after March 1, 2008.

15.  Stockholders' Equity

     During the three months ended September 30, 1999, Frederick Brewing issued 6,750,452 shares of common stock. The additional shares consisted of (i) 4,447,104 shares issued to SIBG, (ii) 1,552,000 shares issued to former Series F preferred stockholders upon conversion of their preferred stock,
     (iii) 603,140 shares issued to former Series G preferred stockholders upon conversion of their preferred stock and (iv) 148,208 shares issued to former employees of Frederick Brewing. Total weighted common shares for the three and nine months ended September 30, 1999 were 4,490,072 and 2,670,414, respectively.

16.  Income Taxes

     Frederick Brewing accounts for income taxes under the asset and liability method. Deferred income taxes are recognized for their tax consequences in future years by the differences between the tax basis of assets and liabilities and their financial reporting values at each year-end. This is based on enacted tax laws and statutory rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established as necessary to reduce deferred tax assets to the amount they may realize if disposed. Income tax expense represents the current tax provision for the period plus the change during the period in deferred tax assets and liabilities. Net operating losses have been incurred in the three and nine months ended September 30, 1999 and 1998, and Frederick Brewing has not recorded a provision for income taxes payable. The utilization of the net operating loss carry forward to future periods may be limited under Section 382 of the Internal Revenue Code.

17.  Basic and Diluted Loss per Common Share

     Statement of Financial Accounting Standards No. 128, "Earnings Per Share," requires the presentation of basic (loss) per share and diluted (loss) per share. Basic (loss) per share is based on the weighted-average number of outstanding common shares for the period. Diluted (loss) per share adjusts the weighted average common shares for any potential dilution that could occur if stock options, warrants or other convertible securities were exercised or converted into common shares. There is no difference between basic and diluted loss per share for the three and nine months ended September 30, 1999 because the effects of Frederick Brewing's outstanding options, warrants and convertible preferred stock were anti-dilutive.

18.  Returns and Allowances

     For the three months ended September 30, 1999, returns and allowances includes a charge of $350,000 for a potential loss related to allegedly out-of-code product that was exported to, and is currently warehoused in, a non-U.S. market. Frederick Brewing's management is currently reviewing the situation and is in discussions with the relevant authorities in the non-U.S. market.


Item 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS

     The following is a discussion of the financial condition and results of operations of Frederick Brewing for the three and nine months ended
September 30, 1999 and 1998. This discussion should be read in conjunction with the Management's Discussion and Analysis of Financial Condition and Results of Operations and the Consolidated Financial Statements and Notes thereto included in Frederick Brewing's Form 10-KSB for the fiscal year ended December 31, 1998.

Overview

     Effective August 24, 1999, SIBG purchased 4,447,104 newly issued shares of the Company's common stock for $2.0 million in cash, representing approximately 51% of the outstanding common stock of Frederick Brewing after giving effect to the transaction. At the time of SIBG's investment, Frederick Brewing was suffering from serious financial and operational problems, which were outlined in Frederick Brewing's Form 10-QSB for the fiscal quarter ended June 30, 1999. After SIBG's investment in Frederick Brewing, a number of changes were made in Frederick Brewing's board of directors and senior management. Each member of Frederick Brewing's board of directors resigned, except for Jerome Pool, and C. David Snyder, Christopher J. Livingston, Dale W. Bainbridge and David L. Stith were appointed to the board to fill their vacancies. On October 1, 1999, Glenn
E. Corlett was also appointed to Frederick Brewing's board. In addition, the following changes in Frederick Brewing's senior management were made:

     . C. David Snyder, founder and Chairman of SIBG, replaced Frederick Brewing's co-founder, Kevin Brannon, as Chairman and Chief Executive Officer.

     . Christopher J. Livingston, President of SIBG and its craftbrewing affiliate, Crooked River, replaced Frederick Brewing's co-founder, Marjorie McGinnis, as President.

     . James Gehrig, the Chief Financial Officer of SIBG, replaced Leslie Harper as Chief Financial Officer.

     Mr. Brannon and Ms. McGinnis served as Vice Presidents of Frederick Brewing until September 30, 1999 and, as of October 1, 1999, were no longer employees of Frederick Brewing. Under their transition agreements, Mr. Brannon and Ms. McGinnis are bound by non-compete provisions through 2001. Mr. Harper's position with Frederick Brewing terminated on October 31, 1999.

     The changes in Frederick Brewing's board of directors and senior management are expected to result in changes in, among other things, Frederick Brewing's strategic direction, its distribution efforts and its sales and marketing strategies. Since the completion of SIBG's investment in Frederick Brewing, Frederick Brewing's management has engaged in a thorough evaluation of Frederick Brewing's operations and financial condition. This evaluation is continuing. Nevertheless, Frederick Brewing has taken a number of immediate steps intended to stabilize Frederick Brewing's financial condition, which had been deteriorating rapidly, and to establish a foundation upon which to improve Frederick Brewing's operating and financial performance in the future. These include the following:

     .  Enter into the SIBG Management Agreement

        Effective August 24, 1999, Frederick Brewing entered into a management agreement with SIBG under which SIBG provides Frederick Brewing with administrative, financial, operational, sales and marketing and strategic planning services. The SIBG management team has collectively over 70 years of experience in the alcoholic beverage industry. Frederick Brewing entered into the SIBG management agreement, which has a term of one year, in order to obtain the benefits of the extensive experience of the SIBG management team. The monthly management fee of $30,000 paid by Frederick Brewing to SIBG under the agreement is less than the aggregate monthly salaries and related fringe benefits paid to Frederick Brewing's former senior managers. The members of SIBG's management team who also serve as officers of Frederick Brewing do not receive any compensation from Frederick Brewing. This agreement was unanimously approved by those members of the Frederick Brewing board who are not members, officers or directors of, or otherwise affiliated with, SIBG or Crooked River.

     .  Enter into the Crooked River Production Agreement

        Effective August 24, 1999, Frederick Brewing entered into a production agreement with Crooked River under which Frederick Brewing produces and packages draft beer for Crooked River for up to four years, which includes automatic renewal periods. This agreement was unanimously approved by those members of the Frederick Brewing board who are not members, officers or directors of, or otherwise affiliated with, SIBG or Crooked River.

     .  Enter into the SIBG Promissory Note

        In order to repay certain outstanding indebtedness of Frederick Brewing and to fund working capital and other corporate needs, Frederick Brewing executed a promissory note in favor of SIBG. The SIBG note is payable on demand and provides that Frederick Brewing may borrow on a revolving basis up to $5.0 million in aggregate principal amount. The note has an interest rate per annum equal to the prime rate of a regional financial institution plus one percent. As of September 30, 1999, Frederick Brewing had outstanding borrowings of approximately $2.2 million under the note. This note was unanimously approved by those members of the Frederick Brewing board who are not members, officers or directors of, or otherwise affiliated with, SIBG or Crooked River.

     .  Acquire Distribution Rights for the Frederick, Maryland Regional Area

        Through September 30, 1999, Frederick Brewing's gross revenues had been negatively impacted by the decision of Frederick Brewing's major distributor in the Frederick, Maryland regional area to diversify its brand portfolio and concentrate its sales and marketing efforts in alcoholic beverage products other than beer. Consequently, on September 24, 1999, Frederick Brewing acquired its distribution rights for Frederick Brewing's brands for the Frederick, Maryland regional area from this distributor. Frederick Brewing immediately assigned these rights to nine distributors that will service the Frederick, Maryland regional area. C. David Snyder, Frederick Brewing's Chairman and Chief Executive Officer, personally guaranteed up to $160,000 of the acquisition price for these distribution rights. Frederick Brewing's management believes that these new distributors will help to stabilize Frederick Brewing's brands in this area.

     .  Initiate New Sales and Marketing Plans

        During the fourth quarter of 1999, Frederick Brewing expects to initiate and begin implementation of new sales strategies and marketing plans to increase interest in Frederick Brewing's brands. Initially, Frederick Brewing expects to concentrate its sales efforts in the Maryland and Virginia areas.

     Frederick Brewing's management believes that the key to improving Frederick Brewing's financial performance is to increase the utilization levels of its brewing facility. To that end, Frederick Brewing has entered into the production agreement with Crooked River. In addition, Frederick Brewing may enter into a similar production agreement relating to certain brands C. David Snyder had previously acquired from The Hudepohl-Schoenling Brewing Company, although no assurance can be given as to when or if Frederick Brewing will enter into such agreement. To accommodate and produce the potential incremental volume related to these additional brands, Frederick Brewing is considering expanding the brewing capacity and storage capability of its brewery. Current estimates for this capital expansion project are in the range of $150,000 to $200,000. Management plans to fund this capital expansion project, in part, with funds from SIBG. Frederick Brewing is also pursuing additional funds sources at both the state and local government levels for this project.

     Also, Frederick Brewing's management is directly monitoring and, as appropriate, reducing overhead spending. Overall employment at the brewery is also being reviewed in an effort to maximize the talents of Frederick Brewing's labor workforce.

Results of Operations

     The following table sets forth data derived from Frederick Brewing's Consolidated Statements of Operations. The table set forth below is expressed as a percentage of net sales, for the three and nine months ended September 30, 1999 and 1998.


                                 Percentage of Net Sales


                                                   Three Months Ended            Nine Months Ended
                                                       September 30                 September 30
                                                   -------------------           -----------------
                                                   1999           1998           1999         1998
                                                   ----           ----           ----         ----
                                                       (Unaudited)                  (Unaudited)

Gross Sales                                        219.6%         113.4%        128.3%       113.2%
Less:  Returns and allowances, and
  excise taxes                                     119.6           13.4          28.3         13.2
                                                  ------          -----        ------        -----
Net sales                                          100.0          100.0         100.0        100.0
Cost of sales                                      235.9           75.8         120.2         76.6
                                                  ------          -----        ------        -----
Gross profit/(loss)                               (135.9)          24.2         (20.2)        23.4
Selling, general and administrative
  expenses                                         253.5           61.4         102.3         71.7
Impairment of goodwill                             368.6            0.0          62.2          0.0
Amortization of deferred public
  relations costs                                    0.0            0.0           0.0         29.3
                                                  ------          -----        ------        -----
Operating loss                                    (758.0)         (37.2)       (184.7)       (77.6)
Loss on sale of equipment                            0.6            0.0           0.1          2.7
Interest expense, net                               41.2           14.8          23.0         11.3
                                                  ------          -----        ------        -----
Loss before extraordinary gain on                 (799.8)         (52.0)       (207.8)       (91.6)
  forgiveness of debt
Extraordinary gain on forgiveness
  of debt, net                                     219.3            0.0          37.0          0.0
Net Loss                                          ------          -----        ------        -----
                                                  (580.5)         (52.0)       (170.8)       (91.6)

                           Per Barrel Operating Data

                                                  Three Months Ended          Nine Months Ended
                                                     September 30                September 30
                                                     ------------                ------------
                                                  1999           1998         1999          1998
                                                  ----           ----         ----          ----
                                                       (Unaudited)                (Unaudited)
Barrels sold                                       5,091          9,233       16,404        23,800
Gross sales per barrel sold                      $159.11        $173.64      $170.97       $177.02
Less:  Returns and allowances, and
  excise taxes                                     86.66          20.53        37.68         20.60
                                                 -------        -------      -------       -------
Net sales per barrel sold                        $ 72.45        $153.11      $133.29       $156.42
Cost of sales per barrel sold                     170.88         116.04       160.16        119.79
                                                 -------        -------      -------       -------
Gross profit per barrel sold                     $(98.43)       $ 37.07      $(26.87)      $ 36.63

Three Months Ended September 30, 1999 to Three Months Ended September 30, 1998

Gross Sales

     Gross sales decreased $793,198, or approximately 49.5%, to $810,014 for the third quarter of 1999 from $1,603,212 for the comparable period in 1998. The decrease in gross sales resulted primarily from a reduction in demand in all product lines as sales, marketing and promotional efforts for all markets were curtailed by Frederick Brewing's former management.

Selling Price per Barrel

     The selling price per barrel decreased by $14.53, or approximately 8.4%, to $159.11 per barrel for the third quarter of 1999 from $173.64 for the comparable period in 1998. The decrease in selling price per barrel was primarily due to Frederick Brewing's continued use of price reductions in certain markets to maintain Frederick Brewing's brand presence in the consumer market in lieu of significant marketing and selling support.

     Significant changes in the packaging mix could have a material effect on sales price per barrel. Frederick Brewing packages its brands in bottles and kegs. Assuming the same level of production, a shift in the mix from bottles to kegs would effectively decrease revenue per barrel because the selling price per equivalent barrel is lower for kegs than for bottles. Keg sales as a percentage of total equivalent barrels of brands were 28% for the third quarter of 1999, and 24% for the third quarter of 1998.

Returns and Allowances, and Excise Taxes

     Returns and allowances increased $251,564, or approximately 132.7%, to $441,159 in the third quarter of 1999 from $189,595 for the comparable period in 1998. The increase is attributable to an allowance reserve established by Frederick Brewing's management relating to allegedly out-of-code product that was exported to, and is currently warehoused in, a non-U.S. market. Frederick Brewing's management is currently reviewing the situation and is in discussions with the relevant authorities in the non-U.S. market.

     State excise taxes vary, depending on where the beer is to be sold. In some jurisdictions, including Maryland and Pennsylvania, the brewery is required to pay the excise tax, while in others, such as the District of Columbia and Virginia, the tax is paid by the wholesale distributor to whom the beer is shipped. State excise tax rates vary from state to state as well. Frederick Brewing also currently pays a $7 per barrel federal excise tax on all beer sold in the United States.

Net Sales

     Net sales decreased $1,044,762, or approximately 73.9%, to $368,855 for the third quarter of 1999 from $1,413,617 for the comparable period in 1998. The decrease was caused, in part, by (i) a decrease in gross sales of $793,198 for the third quarter of 1999 compared to the comparable period in 1998 and (ii) an increase in Frederick Brewing's returns and allowances and excise taxes of $251,564 for the third quarter of 1999 compared to the comparable period in 1998.

Volume

     Barrelage volume decreased by 4,142 barrels, or approximately 44.9%, to 5,091 barrels for the third quarter of 1999 from 9,233 barrels for the comparable period in 1998. The decrease was primarily caused by a significant decline in volume for all of Frederick Brewing's product lines. The predominant factor in this broad based product volume decline was Frederick Brewing's continued reliance on one major wholesaler for the Frederick, Maryland regional area. In 1999, this wholesaler elected to change its product portfolio from a major beer emphasis to other alcoholic beverage products. On September 24, 1999, Frederick Brewing acquired its distribution rights for the Frederick, Maryland regional area from this distributor and promptly assigned those acquired rights to nine wholesalers.

Cost of Goods Sold

     For the third quarters of 1999 and 1998, the cost of sales was $869,958, or $170.88 per barrel, and $1,071,373, or $116.04 per barrel, respectively. For the third quarters of 1999 and 1998, variable costs (materials, direct labor and variable overhead) were $592,758, or $116.43 per barrel, and $753,319, or $81.59 per barrel, respectively. Fixed overhead costs for the third quarter of 1999 decreased by $40,854, or approximately 12.8%, to $277,200 from $318,054 for the comparable period in 1998.

     Variable costs include raw materials, packaging materials, liquid costs and variable labor costs directly related to the production and packaging of beer. Variable and fixed overhead costs include costs related to the following operational departments: brewing, cellaring, packaging, quality assurance, warehousing, maintenance and production management.

     The increase in cost of sales was caused by Frederick Brewing's fixed overhead costs being absorbed over a reduced barrel shipment, 5,091 barrels in 1999 compared to 9,233 barrels in 1998. For the third quarter of 1999, Frederick Brewing's facility operated at a level of 20.4% of plant capacity as compared to 36.9% for the comparable period in 1998. Frederick Brewing's capacity utilization has a significant impact on gross profit. When facilities are operating at their maximum designed production capacities, profitability is favorably affected by spreading fixed and variable operating costs over a larger sales base. Because the actual production level is substantially below the facility's maximum designed production capacity, gross margins are negatively impacted. This impact is reduced when actual utilization levels increase.

Selling, General and Administrative Expenses

     Selling, general, and administrative expenses increased $71,913, or approximately 8.3%, to $935,190 for the third quarter of 1999 from $863,277 for the comparable period in 1998. This increase was due, in part, to (i) a $30,000 monthly management fee paid by Frederick Brewing to SIBG, and (ii) consulting fees paid to former senior executive officers of Frederick Brewing.

Impairment of Goodwill

     Impairment of goodwill associated with the Wild Goose acquisition resulted in a charge of $1,359,751 for the third quarter of 1999 as compared to $0.00 for the comparable period in 1998. Frederick Brewing's management determined that the goodwill of $2,734,113 that was recognized when Frederick Brewing acquired Wild Goose in 1998 will not be fully recovered due to lower than expected sales volumes of certain Wild Goose brands. Based on future cash flows analysis, Frederick Brewing's management has estimated that it can recover $941,461 of the remaining value of its goodwill.

Interest Expense (net)

     Net interest expense decreased $57,479, or approximately 27.4%, to $151,996 for the third quarter of 1999 from $209,475 for the comparable period in 1998.
A substantial portion of the interest expense incurred during the third quarter of 1999 and 1998 relates to indebtedness incurred by Frederick Brewing in connection with equipment financing. Interest expense for the third quarter decreased as a result of Frederick Brewing repaying this indebtedness.

Extraordinary Gain on Forgiveness of Debt (net)

     The net amount of extraordinary gain on forgiveness of debt for the third quarter of 1999 was $808,929 as compared to $0.00 for the comparable period in 1998. In order to facilitate SIBG's investment in Frederick Brewing, a number of Frederick Brewing's creditors forgave amounts owed to Frederick Brewing totalling $902,231. One of the creditors was a financial institution for which Frederick Brewing had unamortized debt costs of $93,302 that were expensed.

Net Operating Loss

     A net loss of $2,141,234 or $0.48 per weighted-average common share was incurred during the third quarter of 1999, compared to a net loss of $982,493 or $0.72 per weighted-average common share for the comparable period in 1998, an increase of $1,158,741 or approximately 117.9%.

Nine Months Ended September 30, 1999 To Nine Months Ended September 30, 1998

Gross Sales

     Gross Sales decreased $1,408,537, or approximately 33.4%, to $2,804,522 for the nine months ended September 30, 1999 from $4,213,059 for the comparable period in 1998. The decrease resulted primarily from the reduction in demand in all product lines as sales, marketing and promotional efforts for all markets were curtailed by Frederick Brewing's former management.

Selling Price Per Barrel

     The selling price per barrel decreased by $6.05, or approximately 3.4%, to $170.97 per barrel for the nine months ended September 30, 1999 from $177.02 for the comparable period in 1998. The decrease in the selling price per barrel was primarily due to Frederick Brewing's continued use of price reductions to maintain Frederick Brewing's brand presence in the consumer market in lieu of significant marketing and selling support.

     Significant changes in the packaging mix could have a material effect on sales price per barrel. Frederick Brewing packages its brands in bottles and kegs. Assuming the same level of production, a shift in the mix from bottles to kegs would effectively decrease revenue per barrel because the selling price per equivalent barrel is lower for kegs than for bottles. Keg sales as a percentage of total equivalent barrels of brands were 28% for the nine months ended September 30, 1999, and 25% for the nine months ended September 30, 1998.

Returns and Allowances, and Excise Taxes

     Returns and allowances increased $127,713, or approximately 26.0%, to $618,053 for the nine months ended September 30, 1999 from $490,340 for the comparable period in 1998. The increase is attributable to an allowance reserve established by Frederick Brewing's management relating to allegedly out-of-code product that was exported to, and is currently warehoused in, a non-U.S. market. Frederick Brewing's management is currently reviewing the situation and is in discussions with the relevant authorities in the non-U.S. market.

     State excise taxes vary, depending on where the beer is to be sold. In some jurisdictions, including Maryland and Pennsylvania, the brewery is required to pay the excise tax, while in others, such as the District of Columbia and Virginia, the tax is paid by the wholesale distributor to whom the beer is shipped. State excise tax rates vary from state to state as well. Frederick Brewing also currently pays a $7 per barrel federal excise tax on all beer sold in the United States.

Net Sales

     Net sales decreased $1,536,250, or approximately 41.3%, to $2,186,469 for the nine months ended September 30, 1999 from $3,722,719 for the comparable period in 1998. The decrease was caused, in part, by (i) a decrease in gross sales of $1,408,537 for the nine month period ended September 30, 1999 compared to the comparable period in 1998 and (ii) an increase in Frederick Brewing's returns and allowances and excise taxes of $127,713 for the nine months ended September 30, 1999 compared to the comparable period in 1998.

Volume

     Barrelage volume decreased by 7,396 barrels, or approximately 31.1%, to 16,404 barrels for the nine months ended September 30, 1999 from 23,800 barrels for the comparable period in 1998. The decrease was primarily caused by a significant decline in volume for all of Frederick Brewing's product lines.
The predominant factor in this broad based product volume decline was Frederick Brewing's continued reliance on one major wholesaler for the Frederick, Maryland regional area. In 1999, this wholesaler elected to change its product portfolio from a major beer emphasis to other alcoholic beverage products. On September 24, 1999, Frederick Brewing acquired its distribution rights for the Frederick, Maryland regional area from this distributor and promptly assigned those acquired rights to nine wholesalers.

Cost of Goods Sold

     For the nine months ended September 30, 1999 and 1998, the cost of sales was $2,627,185, or $160.16 per barrel, and $2,851,091, or $119.79 per barrel, respectively. For the nine months ended September 30, 1999 and 1998, variable costs (materials, direct labor and variable overhead) were $1,734,785, or $105.75 per barrel, and $2,003,008, or $84.16 per barrel, respectively. Fixed overhead costs for the nine months ended September 30, 1999 increased by $44,317, or approximately 5.2%, to $892,400 from $848,083 for the comparable period in 1998.

     Variable costs include raw materials, packaging materials, liquid costs and variable labor costs directly related to the production and packaging of beer. Variable and fixed overhead costs include costs related to the following operational departments: brewing, cellaring, packaging, quality assurance, warehousing, maintenance and production management.

     The increase in cost of sales was caused by Frederick Brewing's fixed overhead costs being absorbed over a reduced barrel shipment, 16,404 barrels in 1999 compared to 23,800 barrels in 1998. For the nine months ended September 30, 1999, the Frederick Brewing facility operated at a level of 21.9% of plant capacity as compared to 31.7% for the comparable period in 1998. Frederick Brewing's capacity utilization has a significant impact on gross profit. When facilities are operating at their maximum designed production capacities, profitability is favorably affected by spreading fixed and variable operating costs over a larger sales base. Because the actual production level is substantially below the facility's maximum designed production capacity, gross margins are negatively impacted. This impact is reduced when actual utilization levels increase.

Selling, General and Administrative Expenses

     SG&A expenses for the nine months ended September 30, 1999 decreased $427,907, or approximately 16.1%, to $2,237,781 from $2,665,688 for the comparable period in 1998. The decrease was due, in part, to (i) a reduction of $629,662 in sales and marketing costs, (ii) an increase in the $30,000 monthly management fee paid by Frederick Brewing to SIBG, and (iii) an increase in consulting fees paid to former senior executive officers of Frederick Brewing.

Impairment of Goodwill

     Impairment of goodwill associated with the Wild Goose acquisition resulted in a charge of $1,359,751 for the nine months ended September 30, 1999 as compared to $0.00 for the comparable period in 1998. Frederick Brewing's management determined that the goodwill of $2,734,113 that was recognized when Frederick Brewing acquired Wild Goose in 1998 will not be fully recovered due to lower than expected sales volumes of certain Wild Goose brands. Based on future cash flows analysis, Frederick Brewing's management has estimated that it can recover $941,461 of the remaining value of its goodwill.

Interest Expense (net)

     Net interest expense increased $82,627, or approximately 19.7%, to $502,537 for the nine months ended September 30, 1999 from $419,910 for the comparable period in 1998. A substantial portion of the interest expense incurred during the nine months ended September 30, 1999 and 1998 relates to indebtedness incurred by Frederick Brewing in connection with equipment financing. Frederick Brewing repaid this indebtedness in the third quarter of 1999.

Extraordinary Gain on Forgiveness of Debt (net)

     The net amount of extraordinary gain on forgiveness of debt for the nine months ended September 30, 1999 was $808,929 as compared to $0.00 for the comparable period in 1998. In order to facilitate SIBG's investment in Frederick Brewing, a number of Frederick Brewing's creditors forgave amounts owed to Frederick Brewing totalling $902,231. One of the creditors was a financial institution for which Frederick Brewing had unamortized debt costs of $93,302 that were expensed.

Net Operating Loss

     A net loss of $3,733,979 or $1.40 per weighted-average common share was incurred for the nine months ended September 30, 1999, compared to a net loss of $3,683,127 or $3.94 per weighted-average common share for the comparable period of 1998, an increase of $50,852 or approximately 1.4%.

Liquidity and Capital Resources

     Frederick Brewing has recorded losses from operations since 1993 and has funded its operations primarily from private and public placements of common and preferred stock. As of September 30, 1999, Frederick Brewing had a working capital deficit of $2,210,298.

     Net cash used in operating activities was $1,346,184 in the third quarter of 1999, compared to $602,537 in the third quarter of 1998. Year-to-date net cash used in operations activities was $1,704,160 in 1999, compared to $1,768,600 in 1998.

     Net cash used for investing activities was $497,250 in the third quarter of 1999, compared to $101,586 in the third quarter of 1998. Year-to-date net cash used for investing activities was $651,885 in 1999, compared to $1,166,081 in 1998.

     Net cash provided by financing activities in the third quarter of 1999 was $1,906,855, compared to $698,383 in the third quarter of 1998. Year to-date net cash provided by financing activities was $2,332,978 in 1999, compared to $511,878 in 1998.

     Frederick Brewing's ability to meet its obligations on a long term basis is dependent on achieving operating profitability and on generating positive cash flows. To achieve these results, Frederick Brewing will need to eliminate or substantially reduce excess brewing capacity. In order to meet its short term obligations, Frederick Brewing will need to borrow additional amounts from SIBG under the SIBG note. Frederick Brewing currently has approximately $2.8 million in availability under the SIBG note. The SIBG note, however, is subject to repayment in full upon demand by SIBG. SIBG receives funding for Frederick Brewing's borrowings under the SIBG note from a line of credit obtained by SIBG from a financial institution on substantially similar terms and which is also payable on demand. As a result, although SIBG is owned and controlled by C. David Snyder, Frederick Brewing's Chairman and Chief Executive Officer, SIBG may nonetheless have to demand repayment from Frederick Brewing of amounts outstanding under the SIBG note if the financial institution providing funding to SIBG demands repayment. Consequently, Frederick Brewing is exploring obtaining more permanent financing arrangements, including possibly a line of credit secured by Frederick Brewing's equipment, although no assurances can be given that any such financing arrangements can be obtained and, if obtained, upon what terms such financing would be provided to Frederick Brewing.

Impact of Inflation

     Frederick Brewing has not attempted to calculate the impact of inflation on operations, but does not believe that inflation has had a material impact in recent years. Management does believe any future cost increases in raw ingredients, packaging materials, direct labor costs, overhead payroll costs, and general operating expenses due to inflation could have a significant impact on Frederick Brewing's results of operations to the extent that these additional costs cannot be transferred to distributors.

Provision for Income Taxes

     Frederick Brewing has incurred net operating losses during both 1998 and 1999 and no provisions for income taxes have been provided for on the Consolidated Statements of Operations. Frederick Brewing has recorded a full valuation allowance against the net deferred tax assets.

Impact of Year 2000 Issue

     The term "Year 2000" is used to describe general problems that may result from improper processing of dates and date-sensitive calculations by computers or other machinery as the Year 2000 is approached and reached. This problem stems from the fact that many of the world's computer hardware and software applications have historically used only the last two digits to refer to a year. As a result, may of these computer programs do not or will not properly recognize a year that begins with "20" instead of the familiar "19". If not corrected, many computer applications could fail or create erroneous results. Frederick Brewing is working with key external parties, including banks, utilities, other vendors and third party payers, to assess the efforts made by these parties with respect to their own systems and to determine the extent to which their systems are vulnerable to the Year 2000 issue. Frederick Brewing has received sufficient information from these parties about their plans to be able to predict the outcome of their efforts.

     Readiness. Frederick Brewing has completed a review of its computerized information systems to identify systems and applications that could be affected by Year 2000 issues. Desktop operating systems and software applications are being upgraded to the latest versions and will be Year 2000 compliant by October 31, 1999. Frederick Brewing plans to finalize its information systems remediation by enhancing the financial application by October 31, 1999. Frederick Brewing does not maintain any proprietary information technology systems and has not made any modifications to any of the information technology systems provided by its vendors. Frederick Brewing utilizes software and hardware offered by major vendors and is in the process of receiving Year 2000 readiness disclosures and warranties individually from those vendors. Frederick Brewing expects that minor Year 2000 compliance issues will continue to be identified throughout its discussions with hardware and software vendors.

     Cost. As of September 30, 1999, Frederick Brewing has spent approximately $15,000 to upgrade or replace essential computer hardware and software. The estimated cost of enhancing the financial application will be approximately $2,500. This estimated cost does not account for any additional costs incurred due to the failure of any third party vendor or service provider to achieve Year 2000 compliance.

     Risk. Year 2000 risk involves a "worst care scenario" which would comprise of system errors or failures, business interruptions and the inability to engage in normal business practices.

The main areas of concern would be the accounting and operations systems. The amount of any potential losses related to these occurrences cannot be reasonably estimated at this time.

     Contingency Plan. Frederick Brewing will continue to explore contingency plans, so as to be in a position to mitigate the consequences of any disruption resulting from the Year 2000 issue.

     Frederick Brewing recognizes the importance of ensuring that Year 2000 issues will not adversely affect its operations. Frederick Brewing believes that the process described above will be effective to manage the risks associated with the problem that the Year 2000 poses.


Certain Factors That May Affect Future Results

     From time to time, information provided by Frederick Brewing, statements by its employees or information included in its filings with the Securities and Exchange Commission (including those portions of this Management's Discussion and Analysis that refer to the future) may contain forward-looking statements that are not historical facts. Those statements are "forward-looking" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements, and Frederick Brewing's future performance, operating results, financial position and liquidity, are subject to a variety of factors that could materially affect results, including:

     . Going Concern. The financial statements included in this report have been prepared assuming Frederick Brewing will continue as a going concern. Frederick Brewing has sustained significant recurring operating losses and has significant cash commitments to creditors. These facts raise substantial doubt about Frederick Brewing's ability to continue as a going concern.

     .  Reliance on SIBG.   Frederick Brewing's success depends to a significant
        degree upon the continued support and contributions of its controlling shareholder, SIBG.

        . Under the one-year management agreement with SIBG, SIBG provides extensive management services for Frederick Brewing. If SIBG terminates this Agreement, there can be no assurance that Frederick Brewing will be able to attract and hire qualified management personnel to develop its business.

        . Under the promissory note in favor of SIBG, Frederick Brewing has incurred debt obligations of approximately $2.2 million in principal amount and may borrow additional amounts up to $5.0 million in principal amount. There can be no assurance that SIBG will not have to demand repayment of these amounts if the financial institution that provides the funding for these loans to SIBG demands repayment from SIBG. If SIBG demands repayment of the note, there can be no assurance that Frederick will be able to obtain alternative financing or if such alternative financing is obtained, there can be no assurance as to the terms of the financing.

          . SIBG's ownership of other brands has already resulted in the four year agreement to produce and package draft beer for Crooked River and may lead to other production agreements to produce and package other SIBG owned brands. If SIBG terminates the Crooked River agreement and/or determines not to enter into additional production agreements, there can be no assurance that Frederick Brewing will be able to obtain other production contracts, which are needed to increase plant utilization.

     . Potential Out-of-Code Product Loss. The Company has made a $350,000 allowance reserve for a potential loss related to allegedly out-of-code product that was exported to, and is currently warehoused in, a non-U.S. market. Frederick Brewing's management is currently reviewing the situation and is in discussions with the relevant authorities in the non-U.S. markets. However, since all arrangements regarding this product were made by former management and, at this point, much information regarding this situation is still unknown, the potential amount of this loss is difficult to predict.

     . Heavy Dependence on Wholesale Distributors. Frederick Brewing distributes its products only through independent wholesale distributors for resale to retailers. Accordingly, Frederick Brewing is dependent upon these wholesale distributors to sell Frederick Brewing's beers and to assist Frederick Brewing in creating demand for its products and in providing adequate service to its retail customers. Even though Frederick Brewing recently assigned its distribution rights for the Frederick, Maryland regional area to nine new distributors, there can be no assurance that any of Frederick Brewing's wholesale distributors will devote the resources necessary to provide effective sales and promotional support to Frederick Brewing.

     . Competition. Frederick Brewing competes in the speciality beer segment of the domestic beer market against a variety of domestic and international brewers, many of whom have substantially greater financial, production, distribution and marketing resources and have achieved a higher level of brand recognition than Frederick Brewing. Increased competition could result in price reductions, reduced profit margins and loss of market share, all of which would have a material adverse effect on Frederick Brewing's financial condition and results of operations.

     . Decrease in Industry Growth. Beginning in 1996, the overall sales growth of domestic speciality brewers has slowed substantially. This decrease is primarily caused by factors such as (i) the maturation and saturation of certain large consumer markets, (ii) the increased marketing efforts of import brewers and (iii) a shift in the promotional efforts of many wholesale distributors from domestic speciality brands to higher volume products. There can be no assurance that this trend will not continue and such a trend could have a material adverse effect on Frederick Brewing's financial condition and results of operations.

PART II.   OTHER INFORMATION

Item 1.        Legal Proceedings.
               -----------------

     On July 12, 1999, Frederick Brewing's landlord, Blue II, was granted an Order of Restitution by the District Court for Frederick County, Maryland permitting Blue II to re-enter and evict Frederick Brewing from the brewery premises due to Frederick Brewing's failure to pay $158,803 in rental payments. On August 24, 1999, SIBG purchased all of the outstanding membership interests in Blue II and settled the amounts due to Blue II. Consequently, on August 25, 1999, the Order was dismissed by Blue II without prejudice.

     Frederick Brewing also has been the subject of legal actions that were initiated by certain of its unsecured creditors. While no single action was, by itself, material, the total amount sought exceeded $35,000. In connection with SIBG's investment in Frederick Brewing, Frederick Brewing successfully negotiated with many of its unsecured and secured creditors to obtain substantial reductions in its secured debt and accounts payable. In the aggregate, Frederick Brewing estimates that these debt forgiveness arrangements reduced its outstanding indebtedness by approximately $900,000.

     On June 6, 1999, the Department of Public Works Frederick County Maryland Bureau of Water and Sewer Operations issued an Addendum to Consent Order, which modifies the Consent Order issued on June 30, 1998. The Consent Order directs Frederick Brewing to take appropriate actions to cause its wastewater discharge to meet its permit limitations by November 30, 1999. The Consent Order provides that failure to obtain compliance by such deadline will result in the imposition of a penalty of up to $1,000 per day. Frederick Brewing is currently taking steps to cause compliance and Frederick Brewing expects to obtain compliance on or before the November 30th deadline.

Item 2.        Changes in Securities and Use of Proceeds.
               -----------------------------------------

     On August 24, 1999, Frederick Brewing entered into an Investment Agreement with SIBG whereby Frederick Brewing sold to SIBG 4,447,104 newly issued shares of common stock, par value $0.0004 per share, of Frederick Brewing and warrants to purchase shares of Company common stock for an aggregate cash purchase price of $2,000,000. The warrants, which have an exercise price of $0.01 per share, become exercisable solely in the event that any warrants, options or convertible securities of Frederick Brewing outstanding on August 24, 1999 are exercised or converted after that date. Frederick Brewing utilized the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended, in connection with the issuance of Frederick Brewing common stock and the warrants.

     In order to facilitate SIBG's investment in Frederick Brewing, Frederick Brewing entered into a Restructuring Agreement on August 24, 1999 with SIBG, Austost Anstalt Schaan, Balmore Funds S.A., Ron S. Williams, Sr., Ron Williams, Jr., Dean Dowda, Fred Lenz, World Capital Funding, LLC, The Augustine Fund, L.P., Jimmy Dean, Congregation Beth Moredechai and Bertek, Inc. Pursuant to the Restructuring Agreement, the holders of all of Frederick Brewing's Series F Convertible Preferred Stock, par value $.01 per share, and Series G Convertible Preferred Stock, par value $0.01 per share, converted their preferred stock into an aggregate of 2,155,140 newly issued shares of Company common stock. Pursuant to the Restructuring Agreement, the holders of Common Stock Purchase Warrants, dated June 7, 1999, entered into Amended and Restated Common Stock Purchase Warrants to purchase 500,000 shares of Company common stock at an exercise price of $0.50 per share. This exercise price and the number of shares of Company common stock issuable upon exercise of the amended warrants are subject to certain adjustments for dividends, stock splits and the like. Frederick Brewing utilized the exemption from registration provided by Section 3(a)(9) of the Securities Act in connection with the issuance of Frederick Brewing common stock and the amended warrants.

     On August 24, 1999, SIBG also entered into a Purchase Agreement with Frederick Brewing, Edward D. Scott, Catherine D. Scott, Robert Schuerholz, Nicholas P. Foris and Vishnampet S. Jayanthimath, pursuant to which SIBG purchased all of the outstanding membership interests in Blue II. SIBG, in consideration of the sale of these membership interests, paid an amount in cash to the Sellers, and Frederick Brewing, in consideration of the repayment by SIBG of certain outstanding obligations owed by Frederick Brewing to Blue II, issued warrants to the members of Blue II to purchase an aggregate of 132,000 shares of Company common stock at an exercise price of $1.00 per share. This exercise price and the number of shares of Company common stock issuable upon exercise of the warrants are subject to certain adjustments for dividends, stock splits and the like. Frederick Brewing utilized the exemption provided by Section 4(2) of the Securities Act in connection with the issuance of the warrants.

     During the three months ended September 30, 1999, Frederick Brewing issued 148,208 shares of Company common stock to former employees of Frederick Brewing in lieu of salary amounts owed to such employees.

Item 3.        Defaults  Upon Senior Securities.
               --------------------------------

     For the six months ended June 30, 1999, Frederick Brewing was in default of its secured loans from First Union National Bank and the U.S. Small Business Administration. In connection with SIBG's investment in Frederick Brewing, Frederick Brewing negotiated settlement agreements with these lenders, and, pursuant to such agreements, Frederick Brewing's obligations were repaid and Frederick Brewing has been released from all further obligations under such loans.

Item 6.        Exhibits and Reports on Form 8-K
               --------------------------------

      a.    Exhibits

            Except as otherwise indicated, the following Exhibits are filed herewith and made a part hereof:

            Exhibit No.                      Description
            -----------                      -----------

            4.1* Amended and Restated Common Stock Purchase Warrant by Frederick Brewing Co. in favor of Austost Anstalt Schaan, dated August 24, 1999

            4.2* Amended and Restated Common Stock Purchase Warrant by Frederick Brewing Co. in favor of Balmore Funds S.A., dated August 24, 1999

            4.3* Amended and Restated Common Stock Purchase Warrant by Frederick Brewing Co. in favor of Ron Williams, Sr., dated August 24, 1999

            4.4* Amended and Restated Common Stock Purchase Warrant by Frederick Brewing Co. in favor of Ron Williams, Jr., dated August 24, 1999

            4.5* Amended and Restated Common Stock Purchase Warrant by Frederick Brewing Co. in favor of Dean Dowda, dated August 24, 1999

            4.6* Amended and Restated Common Stock Purchase Warrant by Frederick Brewing Co. in favor of Fred Lenz, dated August 24, 1999

            4.7* Amended and Restated Common Stock Purchase Warrant by Frederick Brewing Co. in favor of World Capital Funding, LLC, dated August 24, 1999

            4.8* Common Stock Purchase Warrant by Frederick Brewing Co. in favor of Edward D. Scott, dated August 24, 1999

            4.9* Common Stock Purchase Warrant by Frederick Brewing Co. in favor of Catherine D. Scott, dated August 24, 1999

            4.10* Common Stock Purchase Warrant by Frederick Brewing Co. in favor of Nicholas P. Foris, dated August 24, 1999

            4.11* Common Stock Purchase Warrant by Frederick Brewing Co. in favor of Robert Schuerholz, dated August 24, 1999

            4.12* Common Stock Purchase Warrant by Frederick Brewing Co. in favor of Vishnampet S. Jayanthimath, dated August 24, 1999

            10.1** Investment Agreement, dated August 24, 1999, by and between Snyder International Brewing Group, LLC and Frederick Brewing Co.

            10.2** Restructuring Agreement, dated August 24, 1999, by and among Frederick Brewing Co., Snyder International Brewing Group, LLC, Austost Anstalt Schaan, Balmore Funds S.A., Ron S. Williams, Sr., Ron Williams, Jr., Dean Dowda, Fred Lenz, World Capital Funding, LLC, The Augustine Fund, L.P., Jimmy Dean, Congregation Beth Moredechai and Bertek, Inc.

            10.3** Transition Agreement, dated August 24, 1999, by and between Kevin E. Brannon and Frederick Brewing Co.

            10.4** Transition Agreement, dated August 24, 1999, by and between Marjorie A. McGinnis and Frederick
                             Brewing Co.

            10.5** Escrow Agreement, dated August 24, 1999, by and among Frederick Brewing Co., Key Trust Company, N.A., Kevin E. Brannon and Marjorie A. McGinnis

            10.6** Common Stock Purchase Warrant, dated August 24, 1999, by Frederick Brewing Co. in favor of Snyder International Brewing Group, LLC

            10.7** Settlement Agreement, dated August 24, 1999, by and between First Union National Bank and Signet Bank

            10.8** Settlement Agreement, dated August 19, 1999, by and among U.S. Small Business Administration, Snyder International Brewing Group, LLC and Frederick Brewing Co.

            10.9 Production Agreement, dated as of August 24, 1999, by and between Crooked River Brewing Company, LLC and Frederick Brewing Co.

            10.10 Management Agreement, dated as of August 24, 1999, by and between Snyder International Brewing Group, LLC and Frederick Brewing Co.

            10.11 Demand Promissory Note, dated August 30, 1999, by Frederick Brewing Co. in favor of Snyder International Brewing Group, LLC

            16.1*** Letter of BDO Siedman, LLP, dated October 21, 1999, to the U.S. Securities and Exchange Commission

            27.1             Financial Data Schedule

            99.1**           Press release, dated August 26, 1999

        b.  Reports on Form 8-K

            Frederick Brewing filed a Current Report on Form 8-K, dated August 24, 1999, reporting under Items 1 and 5.

            Frederick Brewing filed a Current Report on Form 8-K, dated October 22, 1999, reporting under Item 4.


______________________

* Filed as an Exhibit to the Schedule 13D, dated August 24, 1999, and incorporated herein by this reference.

** Filed as an Exhibit to Frederick Brewing's Current Report on Form 8-K, dated August 24, 1999, and incorporated herein by this reference.

*** Filed as an Exhibit to Frederick Brewing's Current Report on Form 8-K, dated October 22, 1999, and incorporated herein by this reference.

                             FREDERICK BREWING CO.

                                  SIGNATURES

     In accordance with the requirements of the Securities and Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                 FREDERICK BREWING CO.



Date: November 15, 1999          /s/ C. David Snyder
                                 -------------------
                                 C. David Snyder
                                 Chairman of the Board,
                                 Chief Executive Officer and Treasurer



Date: November 15, 1999          /s/ James M. Gehrig
                                 -------------------
                                 James M. Gehrig
                                 Chief Financial Officer

                             FREDERICK BREWING CO.

                                 EXHIBIT INDEX

EXHIBIT     DESCRIPTION
-------     -----------

4.1* Amended and Restated Common Stock Purchase Warrant by Frederick Brewing Co. in favor of Austost Anstalt Schaan, dated August 24, 1999

4.2* Amended and Restated Common Stock Purchase Warrant by Frederick Brewing Co. in favor of Balmore Funds S.A., dated August 24, 1999

4.3* Amended and Restated Common Stock Purchase Warrant by Frederick Brewing Co. in favor of Ron Williams, Sr., dated August 24, 1999

4.4* Amended and Restated Common Stock Purchase Warrant by Frederick Brewing Co. in favor of Ron Williams, Jr., dated August 24, 1999

4.5* Amended and Restated Common Stock Purchase Warrant by Frederick Brewing Co. in favor of Dean Dowda, dated August 24, 1999

4.6* Amended and Restated Common Stock Purchase Warrant by Frederick Brewing Co. in favor of Fred Lenz, dated August 24, 1999

4.7* Amended and Restated Common Stock Purchase Warrant by Frederick Brewing Co. in favor of World Capital Funding, LLC, dated August 24, 1999

4.8* Common Stock Purchase Warrant by Frederick Brewing Co. in favor of Edward D. Scott, dated August 24, 1999

4.9* Common Stock Purchase Warrant by Frederick Brewing Co. in favor of Catherine D. Scott, dated August 24, 1999

4.10* Common Stock Purchase Warrant by Frederick Brewing Co. in favor of Nicholas P. Foris, dated August 24, 1999

4.11* Common Stock Purchase Warrant by Frederick Brewing Co. in favor of Robert Schuerholz, dated August 24, 1999

4.12* Common Stock Purchase Warrant by Frederick Brewing Co. in favor of Vishnampet S. Jayanthimath, dated August 24, 1999

10.1** Investment Agreement, dated August 24, 1999, by and between Snyder International Brewing Group, LLC and Frederick Brewing Co.

10.2** Restructuring Agreement, dated August 24, 1999, by and among Frederick Brewing Co., Snyder International Brewing Group, LLC, Austost Anstalt Schaan, Balmore Funds S.A., Ron S. Williams, Sr., Ron Williams, Jr., Dean Dowda, Fred Lenz, World Capital Funding, LLC, The Augustine Fund, L.P., Jimmy Dean, Congregation Beth Moredechai and Bertek, Inc.

10.3** Transition Agreement, dated August 24, 1999, by and between Kevin E. Brannon and Frederick Brewing Co.

10.4**      Transition Agreement, dated August 24, 1999, by and between Marjorie
            A. McGinnis and Frederick Brewing Co.

10.5** Escrow Agreement, dated August 24, 1999, by and among Frederick Brewing Co., Key Trust Company, N.A., Kevin E. Brannon and Marjorie
            A. McGinnis

10.6** Common Stock Purchase Warrant, dated August 24, 1999, by Frederick Brewing Co. in favor of Snyder International Brewing Group, LLC

10.7** Settlement Agreement, dated August 24, 1999, by and between First Union National Bank and Signet Bank

10.8** Settlement Agreement, dated August 19, 1999, by and among U.S. Small Business Administration, Snyder International Brewing Group, LLC and Frederick Brewing Co.

10.9 Production Agreement, dated as of August 24, 1999, by and between Crooked River Brewing Company, LLC and Frederick Brewing Co.

10.10 Management Agreement, dated as of August 24, 1999, by and between Snyder International Brewing Group, LLC and Frederick Brewing Co.

10.11 Demand Promissory Note, dated August 30, 1999, by Frederick Brewing Co. in favor of Snyder International Brewing Group, LLC

16.1*** Letter of BDO Siedman, LLP, dated October 21, 1999, to the U.S. Securities and Exchange Commission

27.1        Financial Data Schedule

99.1**      Press release, dated August 26, 1999


__________________________

* Filed as an Exhibit to the Schedule 13D, dated August 24, 1999, and incorporated herein by this reference.

** Filed as an Exhibit to Frederick Brewing's Current Report on Form 8-K, dated August 24, 1999, and incorporated herein by this reference.

*** Filed as an Exhibit to Frederick Brewing's Current Report on Form 8-K, dated October 22, 1999, and incorporated herein by this reference.