Form 10KSB
period 1999-12-31
FREDERICK BREWING CO
filed 2000-04-14
CIK 926978

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

(Mark One)

[X]	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the fiscal year ended December 31, 1999.

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ___________ to __________________.

Commission File Number: 000-27800

FREDERICK BREWING CO.

(Exact name of small business issuer as specified in its charter)

Maryland (State or other jurisdiction of incorporation or organization.)	52-176947 (I.R.S. Employer ID No.)

4607 Wedgewood Boulevard
Frederick, Maryland 21703
(Address of principal executive offices)

(301) 694-7899
(Issuer's telephone number, including area code)

Not Applicable
(Former name, former address and former fiscal year, if changed since last report)

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act:

Title of Each Class Common Stock, $0.0004 Par Value	Number of Shares Outstanding as of March 23, 2000 8,596,211

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [   ] No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this Form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this
Form [   ].

Issuer's revenues for its most recent fiscal year: $3,768,629

The aggregate market value of shares held by non-affiliates as of March 5, 2000: $1,037,277

Transitional Small Business Disclosure Format (Check one): Yes [   ] No [X]

FREDERICK BREWING CO.

PART I.

Item 1. Description of Business.

Overview

Frederick Brewing Co., which commenced operations in 1993, is a specialty brewer located in Frederick, Maryland. Frederick Brewing brews, kegs and bottles at its brewery in Frederick, Maryland, for wholesale to its 131 independent distributors, 26 styles of fresh, full flavored beers under the brand names of "Blue Ridge," "Hempen, " "Wild Goose" and "Brimstone." Frederick Brewing directs its sales and marketing efforts to the segment of the beer drinking market that is seeking full-bodied, full-flavored beers, which are sold at prices considerably higher than those charged for mass-produced American lagers and light lagers. Frederick Brewing's beers are critically acclaimed and continue to be popular with specialty beer drinkers predominantly located in the Mid-Atlantic region of the United States. Frederick Brewing's sales have grown from 660 barrels in 1993 to 21,577 barrels in 1999.

In 1997, Frederick Brewing substantially completed construction of its new brewery and increased its production capacity from 12,600 barrels to approximately 100,000 barrels per year. As demand warrants, additional fermentation tanks may be added in existing building space to increase Frederick Brewing's brewing capacity to more than 160,000 barrels per year. The brewery is modularly designed to permit an additional expansion of brewing capacity up to 300,000 barrels per year.

In January 1998, Frederick Brewing successfully acquired the brands, brew formulas and trademarks of the Wild Goose Brewery, Inc. of Cambridge, Maryland and the Brimstone Brewing Company of Baltimore, Maryland. On August 24, 1999, Snyder International Brewing Group, LLC ( "SIBG") completed a series of transactions that resulted in SIBG acquiring approximately 51% of the outstanding common stock of Frederick Brewing. In connection with the SIBG transaction, Frederick Brewing entered into a one-year management agreement whereby SIBG provides to Frederick Brewing administrative, financial, operational and strategic planning services. In addition, effective on August 24, 1999, Frederick Brewing entered into a production agreement with Crooked River Brewing Company, LLC pursuant to which Frederick Brewing has agreed to produce and package draft beer for Crooked River for up to four years. Crooked River is controlled and predominantly owned by C. David Snyder, Frederick Brewing's Chairman and Chief Executive Officer.

In late September 1999, Frederick Brewing, with the assistance of SIBG, acquired its distribution rights for Frederick Brewing's brands for the Frederick, Maryland regional area from its major distributor. Thereafter, the Frederick Brewing immediately assigned these rights to nine distributors who will service the Frederick, Maryland regional area for Frederick Brewing. C. David Snyder, Frederick Brewing's Chairman and CEO, personally guaranteed up to $160,000 of the acquisition price for these distribution rights. Frederick Brewing's management believes that these new distributors will assist in stabilizing Frederick Brewing's brands in this area.

Sales and Marketing

Frederick Brewing's beverages are sold on an "on sale" basis in restaurant, bars and sports arenas and on an "off sale" basis primarily through liquor stores, convenience stores and supermarkets. The product is marketed and delivered to these retailers by independent beverage distributors. Although Frederick Brewing generally grants its distributors exclusive rights to sell its proprietary products within a defined territory, most of Frederick Brewing's distributors carry products of other beer producers. Written agreements with Frederick Brewing's distributors vary, but are generally perpetual or multi-year agreements and terminable by either party for breach of the contract or upon specified notice periods. If Frederick Brewing terminates an agreement without cause, however, it may be required to pay the distributor an amount equal to the distributor's net earnings from sales of Frederick Brewing's products during the most recently completed fiscal year. Frederick Brewing has written agreements with all of its largest distributors and with all but a few of its smaller distributors.

During 1999, Frederick Brewing's three largest distributors each accounted for greater than 10% of Frederick Brewing's total net sales. Frederick Brewing believes that as its sales increase, sales by any one distributor will account for a decreasing percentage of total revenues.

Distributors place product orders directly with Frederick Brewing. The process of brewing generally takes three to five weeks, after which the products are packaged for sale in returnable bottles, non-returnable bottles or kegs. Finished products are stored in Frederick Brewing's warehouse until distributors pick them up.

Packaging and Raw Materials

The malted barley, hops and yeast used to produce Frederick Brewing's beer are readily available from several alternative sources in North America. Because Frederick Brewing is not dependent on any one supplier for these ingredients, Frederick Brewing believes a continuous supply of raw materials will be readily available for its brewing operations.

Frederick Brewing's products are packaged in bottles or kegs. In 1999, 73% of Frederick Brewing's total production was packaged in returnable and non-returnable glass bottles. The remainder of the beer sold was packaged in one-sixth barrel, quarter-barrel and half-barrel stainless steel kegs.

Frederick Brewing uses corrugated cardboard boxes and fiberboard boxes for the shipping of its bottles and cans. Although Frederick Brewing buys all of its non-returnable glass bottles and cartons from a single source, Frederick Brewing has not experienced any difficulties in obtaining supply in the past and does not anticipate any shortages in the future. Although Frederick Brewing is required to provide its bottle producer with advance orders regarding the number and types of containers, Frederick Brewing believes that it would be able to obtain comparable products elsewhere at competitive prices if it were unable to continue to obtain bottles or cardboard containers from any of its current suppliers.

Governmental Regulation, Licensing and Environmental Regulation

The business of Frederick Brewing is highly regulated by federal, state and local laws. Frederick Brewing was required to obtain a federal permit from the Bureau of Alcohol, Tobacco and Firearms and a state permit from the State of Maryland Comptroller of the Treasury, Alcohol and Tobacco Tax Unit prior to commencement of production and sale of beer. Frederick Brewing has obtained all regulatory permits and licenses necessary to operate its brewery and to sell its products in the states where they are currently being distributed. Failure on the part of Frederick Brewing to comply with federal, state or local regulations could cause Frederick Brewing's licenses to be revoked and force it to cease operations.

Frederick Brewing's brewery is subject to federal, state and local environmental protection laws and regulations and Frederick Brewing is operating within existing laws and regulations or is taking action aimed at assuring compliance with these laws. Various strategies are utilized to help assure this compliance. Frederick Brewing does not expect compliance with such laws and regulations to materially affect Frederick Brewing's capital expenditures, earnings or competitive expenditures.

Trademarks

Frederick Brewing and its subsidiaries, Wild Goose Brewery, Inc. and Brimstone Brewing Company, have obtained federal or state registration for a number of trademarks including "Blue Ridge," "Wild Goose," "Hempen Ale" and "Brimstone Brewing Company."

Marketing

Frederick Brewing's primary marketing strategy focuses on sales in the Mid-Atlantic Region, particularly the states of Maryland and Virginia. Frederick Brewing has utilized the media in the Mid-Atlantic Region market by issuing press releases on a timely basis regarding Frederick Brewing and its products. General marketing plans call for use of radio, outdoor billboards and print advertising in Maryland. Frederick Brewing also intends to use one or more of these methods in additional markets as it expands.

Research and Development

Frederick Brewing conducts a limited amount of research activities relating to the development of new products and the improvement of existing products. The dollar amounts expended by Frederick Brewing since inception on such research activities and the number of employees engaged in these activities during such time period, however, are not considered to be material in relation to the total business of Frederick Brewing.

Employees

As of March 26, 2000, Frederick Brewing had 26 full-time employees and one part-time employee.

The Market Environment

Frederick Brewing competes in the domestic specialty category of the U.S. brewing industry. Management believes that this category currently comprises approximately 3% of the $50 billion U.S. retail beer market. Domestic specialty beers are distinguished from mass-market domestic beers in that they typically: (1) are heavier-bodied and more flavorful; (2) use traditional brewing techniques and ingredients, rather than the corn, rice and other unmalted grains and added enzymes used to create the light color and body of mass-market domestic lagers; and (3) are sold to consumers at higher prices than most mass-market domestic beers.

The domestic specialty beer category has expanded since its creation in the early 1980's due to the efforts of innovative, entrepreneurial companies. During 1997 and 1998, however, growth in the domestic specialty beer category declined. Management believes that this decrease was caused by a traditional industry "shakeout" of below average brands that had not been supported with adequate marketing. According to industry sources, the domestic specialty beer category began to experience growth again in 1999, as the number of barrels shipped industry-wide increased by approximately 7%. Management believes, based on industry and demographic trends, that 2000 will be another year of growth for the domestic specialty beer category. Management further believes that companies that have domestic specialty beers which have consistent product quality and which are supported by coherent marketing programs and strong distribution networks will be the ones that benefit from this growth. Management also believes that the focus of the domestic specialty beer category is shifting and that, in this decade, regional specialty breweries whose brands already enjoy some popularity and that have both experienced management and a well-defined marketing approach will be successful.

Even though the domestic specialty beer category enjoyed growth in 1999 and continued growth is expected in 2000, management believes that a number of market forces could adversely impact the domestic specialty beer category's ability to achieve and continue such growth. Primary among these forces is the aggressive marketing of import beers. These beers share flavor profiles and competitive price points with domestic specialty beers, and through these marketing efforts, many of these beers have achieved substantial sales increases, perhaps at the expense of domestic specialty beers. In addition, some wholesale distributors who had aggressively added many new domestic specialty brands to their portfolios and devoted high levels of effort to promoting those brands, saw declining returns to their investments in marketing and inventory due to increasing competition. Accordingly, these wholesalers began re-allocating their resources to higher volume products (sometimes under pressure from the suppliers of those products). Additionally, some retailers who had devoted a relatively large share of shelf space and sales efforts to promote a wide variety of domestic specialty beers in an attempt to gain competitive advantage for a small but attractive base of consumers re-allocated their resources as more of their competitors began to offer the widely known domestic specialty products.

Management's long-term goal is to continue to build upon Frederick Brewing's reputation for brewing excellence and to develop Frederick Brewing into one of the leading brewers of domestic specialty beers for the Mid-Atlantic region. Frederick Brewing's core geographical markets are the Mid-Atlantic states, specifically Maryland and Virginia. Management is currently in the process of developing its marketing strategies for these areas. In addition, in order to more fully utilize Frederick Brewing's production, sales and marketing resources, management plans to continue to explore opportunities such as strategic alliances, acquisitions, long-term licensing agreements and contract brewing arrangements in the Mid-Atlantic region and possibly outside such region.

Item 2. Description of Property.

All of Frederick Brewing's brewing, packaging and office functions have, since March 1997, been carried out at its 55,000 square foot facility located on approximately 5.5 acres in a light industrial park at 4607 Wedgewood Boulevard, Frederick, Maryland. The facility was designed and built according to Frederick Brewing's specifications. Frederick Brewing leases the land and building from Blue II, LLC, a Maryland limited liability company, under a capital lease that expires on March 1, 2017. Frederick Brewing has the option to purchase the land and building for a one-year period beginning March 1, 2008 and ending March 1, 2009 at a price of approximately $3.6 million. Frederick Brewing believes that this property has been adequately maintained, is in good condition generally and is suitable and adequate for its business as presently conducted. On August 24, 1999, SIBG purchased all of the outstanding equity interests of Blue II.

Item 3. Legal Proceedings.

In November 1999, the Department of Public Works Frederick County Maryland Bureau of Water and Sewer Operations issued a Final Addendum to Consent Order with respect to Frederick Brewing, which modified the Consent Order issued in June 1998 and the Addendum to Consent order issued in June 1999. The June 1999 Addendum had directed Frederick Brewing to take appropriate actions to cause its wastewater discharge to meet its permit limitations by November 30, 1999. The Final Addendum extended the November deadline to December 31, 1999 and provided that failure to obtain compliance by such deadline would result in the imposition of a penalty of $1,000 per day for each day that Frederick Brewing failed to be in compliance after November 30, 1999. Frederick Brewing believes that it took all appropriate actions to obtain compliance and that it was in compliance on or before the December 31st deadline. Nevertheless, in January 2000, the Frederick County Bureau of Water and Sewer Operations issued a citation to Frederick Brewing for Frederick Brewing's alleged failure to submit test data documenting compliance with its industrial wastewater discharge requirements. In connection with this citation, Frederick Brewing was fined $31,000. Frederick Brewing has appealed this decision and the fine.

Item 4. Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of security holders during the three months ending December 31, 1999. Frederick Brewing plans to have an annual meeting of its shareholders during 2000; however, no date has been set for this meeting. Frederick Brewing will notify its shareholders when a date for the 2000 annual meeting of shareholders has been set.

PART II.

Item 5. Market for Common Equity and Related Shareholders Matters.

(a)	Frederick Brewing's common stock, par value $0.0004 per share, has traded on the National Association of Securities Dealers OTC Bulletin Board under the symbol "BLUE" since August 5, 1999. On April 3, 2000, Frederick Brewing announced that effective April 5, 2000 its ticker symbol would change from "BLUE" to "FRBW." Frederick Brewing's common stock was previously traded on the Nasdaq SmallCap Market, but was delisted on April 21, 1999 for failure to maintain a minimum closing bid price of $1.00 per share. In March 1999, in an effort to boost the stock price to maintain its Nasdaq SmallCap Market listing, Frederick Brewing's shareholders approved a 1-for-10 reverse stock split of Frederick Brewing's common stock. From April 22, 1999 through August 4, 1999, Frederick Brewing's common stock was traded in the Over-The-Counter Market's "Pink Sheets," which is operated by the National Quotation Bureau, LLC. The following table shows the price range of high ask and low bid prices per share for Frederick Brewing's common stock for the fiscal years ending December 31, 1999 and 1998, on a quarterly basis as reported on the Nasdaq SmallCap Market, the Pink Sheets and the OTC Bulletin Board, as the case may be. The prices below also reflect inter-dealer quotations, without retail mark-up, mark-down or commissions and may not represent actual transactions.

	1999		1998

	High Ask	Low Bid	High Ask	Low Bid
First Quarter	$ 1.500	$ 0.188	$ 2.938	$ 0.781
Second Quarter	2.500	0.016	2.469	0.938
Third Quarter	2.500	0.562	1.188	0.594
Fourth Quarter	1.250	0.250	0.844	0.250

(b)	The number of record shareholders of Frederick Brewing's common stock at March 23, 2000 was approximately 845. Frederick Brewing believes that it has significantly more than 845 beneficial holders of its common stock.

(c)	Frederick Brewing paid no dividends on its common stock during the fiscal years ending December 31, 1999 and 1998. The terms of Frederick Brewing's 8% Cumulative Preferred Stock, Series A (the "Series A Preferred") prohibit Frederick Brewing from paying dividends on its common stock until all dividends due on the Series A Preferred have been declared and paid. The Series A Preferred shareholders are entitled to receive $40 per share per year in dividends, when and if declared by Frederick Brewing's board of directors. Frederick Brewing has never declared and paid dividends on the Series A Preferred, and as of December 31, 1999, dividends in arrears on the Series A Preferred totaled $174,600. In light of these restrictions, Frederick Brewing does not anticipate paying dividends on its common stock in the foreseeable future.

Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations.

The following selected financial data and Management's Discussion and Analysis of Financial Conditions and Results of Operations should be read in conjunction with Frederick Brewing's 1999 financial statements and the notes thereto, included elsewhere in this Form 10-KSB.

	Selected Financial Data (in thousands, except share and per share data) For the Year Ended December 31,

	1999	1998	1997	1996	1995

Sales	$ 3,769	$ 5,522	$ 3,287	$ 1,872	$1,832
Less excise taxes, allowances	1,016	746	209	152	87

Net sales	2,753	4,776	3,078	1,720	1,745
Cost sales	3,796	4,344	2,838	1,743	1,253

Gross (loss) profit	(1,043)	432	240	(23)	492
Selling, general, and admin.	2,480	3,519	4,434	1,990	831
Management fees	120	0	0	0	0
Deferred public relation write-off	0	1,132	188	0	0
Goodwill impairment	1,360	0	0	0	0

Loss from operation	(5,003)	(4,219)	(4,382)	(2,013)	(339)
Gain (loss) on assets to be disposed	24	(99)	0	(641)	0
Interest expense (income) net	631	558	140	(29)	79
Other income expense	0	0	(159)	0	(42)

Loss before income taxes and extraordinary gain	(5,610)	(4,876)	(4,363)	(2,625)	(376)
Debt forgiveness income	731	191	0	0	0

Loss before income taxes	(4,879)	(4,685)	(4,363)	(2,625)	(376)
Benefit from income taxes	0	0	0	0	17

Net loss	(4,879)	(4,685)	(4,363)	(2,625)	(359)
Preferred stock deemed dividend	0	(420)	(3,612)	0	0

Net loss attributable to common shareholders	$(4,879)	$(5,105)	$(7,975)	$(2,625)	$ (359)

Net loss per common share	$ (1.17)	$ (4.84)	$(29.09)	$(14.55)	$ (2.98)

Weighted average common shares and common share equivalents outstanding	4,164,040	1,054,424	274,158	180,450	120,472

The following selected quarterly financial data table reflects the originally filed and as restated first and third quarter consolidated balance sheets and statements of operations (for the three months ended March 31, 1999 and September 30, 1999) for Frederick Brewing as well as the restated explanations related to the amended as restated line items.

	March 31, 1999		September 30, 1999
	As Filed	Restated		As Filed	Restated

Balance Sheet

ASSETS
Total current assets	$ 1,341,061	$ 1,341,061		$ 1,596,216	$ 1,596,216
Noncurrent assets	10,714,413	10,714,413		9,201,806	9,201,806

Total assets	$12,055,474	$12,055,474		$10,798,022	$10,798,022

LIABILITIES AND EQUITY
Current liabilities	$ 2,850,604	$ 3,150,604	1	$ 3,806,514	$ 3,861,039	4,6
Noncurrent liabilities	3,569,138	3,569,138		2,702,806	2,702,806

Total liabilities	6,419,742	6,719,742		6,509,320	6,563,845
Stockholders' equity	5,635,732	5,335,732	1,2	4,288,702	4,234,177	3,4,5,6

Total liabilities and stockholders' equity	$12,055,474	$12,055,474		$10,798,022	$10,798,022

Statements of Operations

Net sales	$ 924,102	$ 924,102		$ 368,855	$ 368,855
Operating loss	$ (691,070)	$ (691,070)		$ (2,796,044)	$ (2,996,042)	3
Net loss attributable to common shareholders	$ (845,094)	$ (845,094)		$ (2,141,234)	$ (2,418,801)	6

Basic and diluted loss per common share:
Net loss before extraordinary gain	$ (0.51)	$ (0.51)		$ (0.66)	$ (0.71)
Extraordinary gain	$ —	$ —		$ 0.18	$ 0.17

Net loss per common share	$ (0.51)	$ (0.51)		$ (0.48)	$ (0.54)

Weighted average common shares (basic and diluted)	1,673,009	1,673,009		4,490,972	4,490,972

1)	Restated to reflect the receipt of a $300,000 demand loan payable from a group of investors originally recorded as additional paid-in-capital, but appropriately recorded in the second quarter of 1999. As a result, short term debt increased $300,000 and additional paid-in capital decreased by $300,000.
2)	Restated to reflect the redemption of 88 shares of Series A Preferred and reclassified to paid-in capital. As a result, Series A Preferred decreased by $33,175 and additional paid-in capital increased by $33,175.
3)	Restated to reflect a compensation charge of $200,000 resulting from the issuance of 126,478 shares of common stock to former officers as severance compensation. As a result, selling, general and administrative expenses increased by $200,000 and additional paid-in capital increased by $200,000.
4)	Restated to reflect the reclassification of withheld payroll related to shares of common stock issued in the third quarter. As a result, accrued liabilities decreased by $23,044 and additional paid-in capital increased by $23,044.
5)	The company issued 500,000 warrants to a group of investors during the third quarter. The resulting value of these warrants is recorded with a corresponding charge to deferred compensation through paid-in capital.
6)	Restated to reflect $77,569 of accounts payable. As a result, gain on forgiveness of debt was decreased and accounts payable was increased by $77,569.

Overview

Effective August 24, 1999, SIBG purchased 4,447,104 newly issued shares of Frederick Brewing's common stock for $2.0 million in cash, representing approximately 51% of the outstanding common stock of Frederick Brewing after giving effect to the transaction. At the time of SIBG's investment, Frederick Brewing was suffering from serious financial and operational problems, which were outlined in Frederick Brewing's Form 10-QSB for the fiscal quarter ended June 30, 1999. Since SIBG's investment in Frederick Brewing, a number of changes have been made in Frederick Brewing's board of directors and senior management. In August 1999, each member of Frederick Brewing's board of directors resigned except for Jerome Pool, and C. David Snyder, Christopher J. Livingston, Dale W. Bainbridge and David L. Stith were appointed to the board to fill their vacancies. On October 1, 1999, Glenn E. Corlett was also appointed to Frederick Brewing's board, and on December 9, 1999, Mr. Pool resigned from Frederick Brewing's board. In addition, the following changes in Frederick Brewing's senior management have been made.

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

  Provide Enhanced Managerial Expertise

  Effective August 24, 1999, Frederick Brewing entered into a management agreement with SIBG under which SIBG provides Frederick Brewing with administrative, financial, operational and marketing and strategic planning services. The SIBG management team has collectively over 70 years of experience in the alcoholic beverage industry. Frederick Brewing entered into the SIBG management agreement, which has a term of one year, in order to obtain the benefits of the extensive experience of the SIBG management team. The monthly management fee of $30,000 paid by Frederick Brewing to SIBG under the agreement is less than the aggregate monthly salaries and related fringe benefits paid to Frederick Brewing's former senior managers. The members of SIBG's management team who also serve as officers of Frederick Brewing do not receive any compensation from Frederick Brewing. This agreement was unanimously approved by those members of the Frederick Brewing board who are not members, officers or directors of, or otherwise affiliated with, SIBG or Crooked River.

  Improve Operational Utilization of Plant

  Effective August 24, 1999, Frederick Brewing entered into a production agreement with Crooked River under which Frederick Brewing agreed to produce and package draft and bottled beer for Crooked River for up to four years, which includes automatic renewal periods. This agreement was unanimously approved by those members of the Frederick Brewing board who are not members, officers or directors of, or otherwise affiliated with, SIBG or Crooked River.

  Improve Financial Condition of Frederick Brewing

  In order to repay certain outstanding indebtedness of Frederick Brewing and to fund working capital and other corporate needs, Frederick Brewing executed a promissory note in favor of SIBG. The SIBG note is payable on demand and provides that Frederick Brewing may borrow on a revolving basis up to $5.0 million in aggregate principal amount, subject to certain limitations. The note has an interest rate per annum equal to the prime rate of a regional financial institution plus one percent. As of December 31, 1999, Frederick Brewing had outstanding borrowings of approximately $2.5 million under the note. This note was unanimously approved by those members of the Frederick Brewing board who are not members, officers or directors of, or otherwise affiliated with, SIBG or Crooked River.

  Stabilize Regional Market Presence

  Through September 30, 1999, Frederick Brewing's gross revenues had been negatively impacted by the decision of Frederick Brewing's major distributor in the Frederick, Maryland regional area to diversify its brand portfolio and concentrate its sales and marketing efforts in alcoholic beverage products other than beer. Consequently, on September 24, 1999, Frederick Brewing acquired its distribution rights for its brands for the Frederick, Maryland regional area from this distributor. Frederick Brewing immediately assigned these rights to nine distributors that will service the Frederick, Maryland regional area. C. David Snyder, Frederick Brewing's Chairman and CEO, personally guaranteed up to $160,000 of the acquisition price for these distribution rights. Frederick Brewing's management believes that these new distributors will help to stabilize Frederick Brewing's brands in this area.

  Initiate New Sales and Marketing Plans

  During the fourth quarter of 1999, Frederick Brewing began to initiate and implement new sales strategies and marketing plans to increase interest in Frederick Brewing's brands. Initially, Frederick Brewing expects to concentrate it sales efforts in the Maryland and Virginia areas. Frederick Brewing expects to continue this implementation during the first quarter of 2000.

  Reduce Selling, General and Administrative Expenses

    Frederick Brewing implemented numerous cost cutting actions that resulted in a $918,919 or 26.1% reduction in selling, general and administrative costs for 1999. Frederick Brewing's management is monitoring these costs and, as appropriate, implementing actions to keep them consistent with the utilization levels of its brewing facility.

  Improve Efficiency of Sales Force

  Effective January 1, 2000, Frederick Brewing's sales personnel became employees of SIBG as part of an effort to, among other things, increase sales of Frederick Brewing's brands and to take advantage of the distribution networks established by SIBG for its Crooked River and Hudepohl-Schoenling brands.

Frederick Brewing's management believes that the key to improving Frederick Brewing's financial performance is to increase the utilization levels of its brewing facility. To that end, Frederick Brewing has entered into the production agreement with Crooked River. In addition, Frederick Brewing may enter into a similar production agreement relating to certain brands C. David Snyder had previously acquired from The Hudepohl-Schoenling Brewing Company, although no assurance can be given as to when or if Frederick Brewing will enter into such agreement. Management is also exploring other ways to increase the brewery's utilization level, including formation of strategic alliances, contract brewing arrangements or acquisitions of brands or other breweries. No assurance, however, can be given that management's efforts will result in increased utilization levels at Frederick Brewing's brewing facility.

Gross Sales

Gross sales in 1999 and 1998 were $3,768,629 and $5,521,558, respectively, a decrease of $1,752,929 or 31.7%. Shipped barrels decreased to 21,577 barrels in 1999 from 31,464 barrels in 1998, a decrease of 9,887 barrels or 31.4%. The sales and shipped barrels volume decreases were related to a significant reduction in the Hempen product lines as well as an overall decrease in Frederick Brewing's flagship brands (Wild Goose and Blue Ridge product lines). The overall decline was primarily due to Frederick Brewing's lack of resource capital to support the required marketing and sales efforts as provided for in 1998. The sales and marketing staff consisted of 20 positions in 1998, compared to five in 1999.

Selling Price Per Barrel

The selling price per barrel decreased by $0.34, or less than 1%, to $174.66 per barrel for 1999 from $175.48 for 1998. The decrease in the selling price per barrel was primarily due to Frederick Brewing's continued use of price reductions to maintain its brand presence in the consumer market in lieu of significant marketing and selling support and, to a lesser extent, the production of contract barrels.

Significant changes in the packaging mix could have a material effect on sales price per barrel. Frederick Brewing packages its brands in bottles and kegs. Assuming the same level of production, a shift in the mix from bottles to kegs would effectively decrease revenue per barrel because the selling price per equivalent barrel is lower for kegs than for bottles. Keg sales as a percentage of total equivalent barrels of core brands were 17.8% for 1999 and 17.2% for 1998.

Volume

Barrelage volume decreased by 9,887 barrels, or approximately 31.4% to 21,577 barrels for 1999 compared to 31,464 barrels for 1998. The decrease was primarily caused by a significant decline in volume for all of Frederick Brewing's product lines. The predominant factor in the broad based product volume decline was Frederick Brewing's continued reliance on one major wholesaler for the Frederick, Maryland regional area, as well as a lack of resource capital to continue the comparable sales and marketing effort and support in 1999 as in 1998. In 1999, this wholesaler elected to change its product portfolio from a major beer emphasis to other alcoholic beverage products. On September 24, 1999, Frederick Brewing acquired its distribution rights for its brands for the Frederick, Maryland regional market area from this distributor. Frederick Brewing immediately assigned these rights to nine distributors that will service the Frederick, Maryland regional area.

Returns and Allowances

Product returns and allowances were $812,861 (21.6% of gross sales) in 1999 versus $479,108 (8.7% of gross sales) in 1998. The higher rate of returns and allowances in 1999 includes a charge of $350,000 for a potential loss related to allegedly out-of-code product that had been exported to, and is currently warehoused in, a non-U.S. market. Frederick Brewing's management is currently reviewing the situation and is in discussions with the relevant authorities in this non-U.S. market.

Excise Taxes

State and federal excise taxes were $202,885 in 1999 and $266,239 in 1998, representing 5.4% and 4.8% of gross sales, respectively. State excise tax rates and methods of computing taxes vary, depending on where the beer is sold. In some states, such as Maryland and Pennsylvania, the brewer is required to pay the tax; in other states, such as the District of Columbia and Virginia, the tax is paid by the purchasing distributor. Frederick Brewing currently pays $7 per barrel federal excise tax on all beer sold within the United States. The decrease in excise taxes paid results from the mix of sales by state and lower volumes shipped in 1999.

Cost of Sales

For 1999 and 1998, the cost of sales was $3,796,111, or $175.93 per barrel, and $4,344,090, or $138.07 per barrel, respectively. The cost of sales for 1999 increased to 137.9% of net sales from 78.7% for 1998. Variable costs were $2,436,720, or $112.93 per barrel, for 1999 compared to $2,892,890, or $91.94 per barrel, for 1998. Fixed overhead costs for 1999 decreased by $91,809, or approximately 6.3%, to $1,359,391 from $1,451,200 for 1998.

Variable costs include raw materials, packaging materials, liquid costs and variable labor costs directly related to the production and packaging of beer. Variable and fixed overhead costs include costs related to the following operational departments: brewing, cellaring, packaging, quality assurance, warehousing, maintenance and production management. Fixed costs include depreciation expense, salary personnel costs and rent.

The increase in cost of sales per barrel for 1999 was primarily caused by Frederick Brewing's fixed overhead costs being absorbed over a reduced barrel shipment, 21,577 barrels in 1999 compared to 31,464 barrels in 1998. For 1999, Frederick Brewing's brewing facility operated at a level of 21.5% of plant capacity compared to 31.5% for the comparable period in 1998. Frederick Brewing's capacity utilization has a significant impact on gross profit. When facilities are operating at their maximum designed production capacities (100,000 barrels designed capacity for Frederick Brewing), profitability is favorably affected by spreading fixed and variable operating costs over a larger sales base. Because the actual production level is substantially below the facility's maximum designed production capacity, gross margins are negatively impacted. This impact is reduced when actual utilization levels increase.

Selling, General and Administrative Expenses and Management Fees

SG&A expenses for 1999 decreased $918,919, or approximately 26.1%, to $2,600,369 from $3,519,288 for 1998. This decrease was due, in part, to: (i) a reduction of $808,900 in sales and marketing costs; (ii) a decrease of $317,800 in legal and financial fees; (iii) a decrease of $77,952 in depletion expense; and (iv) miscellaneous expense reductions of $85,167. The overall decrease was offset by certain increases such as: (i) a $200,000 compensation charge for issuance of common stock to former senior executive officers of Frederick Brewing; (ii) an increase of $120,000 for the monthly management fee paid by Frederick Brewing to SIBG; and (iii) a net increase of $50,900 for consulting fees paid to former senior executive officers of Frederick Brewing.

Impairment of Goodwill

Impairment of goodwill associated with the Wild Goose acquisition resulted in a charge of $1,359,751 for 1999 as compared to no charge in 1998. Frederick Brewing's management determined that the goodwill of $2,734,113 that was recognized when Frederick Brewing acquired Wild Goose in 1998 would not be fully recovered due to lower than expected sales volumes of certain Wild Goose brands. Based on future cash flows analysis, Frederick Brewing's management has estimated that it can recover $941,461 of the remaining goodwill.

Deferred Public Relations Costs

Deferred public relations costs consisted of $650,000 cash in advance and $670,000 representing the estimated fair value of 500,000 warrants issued in 1997 to a third party for public and investor relations services to be rendered over a five-year service period. These amounts were being amortized on a straight-line basis over the five-year term of the service contract. Amortization expense was $188,500 for the year ended December 31, 1997. In the second quarter of 1998, Frederick Brewing terminated this contract due to lack of performance and wrote off the remaining deferred costs of $1,131,500.

Interest Expense (Net)

Net interest expense increased $73,133, or approximately 13.1%, to $630,779 for 1999 from $557,646 for 1998. A substantial portion of the interest expense incurred during 1999 related to indebtedness incurred by Frederick Brewing in connection with equipment financing, lease of building and interest due SIBG for working capital advances.

Extraordinary Gain on Forgiveness of Debt (Net)

The net amount of extraordinary gain on forgiveness of debt for 1999 was $731,360 as compared to $191,146 for 1998. In order to facilitate SIBG's investment in Frederick Brewing, a number of Frederick Brewing's creditors forgave amounts owed to Frederick Brewing totaling $824,662. One of the creditors was a financial institution for which Frederick Brewing had unamortized debt costs of $93,302 that were expensed. For 1998, the extraordinary gain of $191,146 reflected the savings derived from the rollover of Frederick Brewing's long term lease on its brewery facility from First Union National Bank to FCNB Bank in December 1998.

Liquidity and Capital Resources

Frederick Brewing has recorded losses from operations since 1993 and has funded its operations primarily from private and public placements of common and preferred stock and, as of August 24, 1999, from unsecured working capital advances from SIBG. As of December 31, 1999, Frederick Brewing had a working capital deficit of $2,965,374. Net cash used for operating activities was $1,891,927 in 1999 as compared to $3,036,122 in 1998.

Net cash used for investing activities was $755,665 in 1999. Restricted cash increased $300,000. New brewery equipment cost $485,391, and trademarks and other intangible assets cost $2,355. Frederick Brewing generated proceeds of $32,081 from the sale of equipment. Net cash used for investing was $415,825 in 1998.

Net cash provided by financing activities was $2,604,904 in 1999. Proceeds from debt borrowings generated $3,098,565, proceeds from the issuance of common stock to SIBG generated $2,000,000 and proceeds from employees exercising stock options generated $1,937. Offering costs associated with the issuance of common and preferred stock were $158,145. Repayment of short- and long-term debt totaled $2,338,263. Net cash provided by financing was $932,066 in 1998.

Frederick Brewing's ability to meet its obligations on a long term basis is dependent on achieving operating profitability and on generating positive cash flows. To achieve these results, Frederick Brewing will need to eliminate or substantially reduce excess brewing capacity. In order to meet its short term obligations, Frederick Brewing will need to borrow additional amounts from either SIBG under the SIBG note or from another financing source. As of March 31, 2000, Frederick Brewing had approximately $2.0 million in availability under the SIBG note. The SIBG note, however, is subject to repayment in full upon demand by SIBG. SIBG receives funding for Frederick Brewing's borrowings under the SIBG note from a line of credit obtained by SIBG from a financial institution on substantially similar terms and which is also payable on demand (the "SIBG Line of Credit"). As a result, although SIBG is owned and controlled by C. David Snyder, Frederick Brewing's Chairman and CEO, SIBG may nonetheless have to demand repayment from Frederick Brewing of amounts outstanding under the SIBG note if the financial institution providing funding to SIBG demands repayment. Moreover, Crooked River Brewing Company, LLC and Royal Brewing, LLC, both of which are controlled and/or predominantly owned by C. David Snyder, also borrow under the SIBG Line of Credit. As a result, some or all of the $2.5 million in availability under the SIBG note, may, in fact, not be available if either Crooked River or Royal Brewing utilize that availability. As of December 31, 1999, borrowings under the SIBG Line of Credit totaled approximately $4.8 million, of which approximately $2.5 million consisted of borrowings by Frederick Brewing. In February 2000, SIBG converted $3.0 million of its borrowings under the SIBG Line of Credit into a term loan, thereby increasing the availability under the SIBG Line of credit by $3.0 million. Frederick Brewing is exploring obtaining more permanent financing arrangements from other financing sources, including possibly a line of credit secured by Frederick Brewing's equipment, although no assurances can be given that any such financing arrangements can be obtained and, if obtained, upon what terms such financing would be provided to Frederick Brewing.

Impact of Inflation

Frederick Brewing has not attempted to calculate the impact of inflation on operations, but does not believe that inflation has had a material impact in recent years. Management does believe any future cost increases in raw ingredients, packaging materials, direct labor costs, overhead payroll costs, and general operating expenses due to inflation could have a significant impact on Frederick Brewing's result of operations to the extent that these additional costs cannot be transferred to distributors.

Provision for Income Taxes

Frederick Brewing has incurred net operating losses during both 1999 and 1998 and no provisions for income taxes have been provided for on the Consolidated Statements of Operations. Frederick Brewing has recorded a full valuation allowance against the net deferred tax assets.

Impact of Year 2000 Issue

Frederick Brewing experienced no malfunctions in its computer hardware or software systems in connection with the change in the date to the year 2000. Frederick Brewing is not aware of any malfunctions or other related issues involving any of its third party vendors or suppliers associated with the change in the date to the year 2000.

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

  Reliance on SIBG. Frederick Brewing's success depends to a significant degree upon the continued support and contributions of its controlling shareholder, SIBG:

    Under the one-year management agreement with SIBG, SIBG provides extensive management services for Frederick Brewing. If SIBG terminates this agreement, there can be no assurance that Frederick Brewing will be able to attract and hire qualified management personnel to develop its business;

    As of December 31, 1999, Frederick Brewing obtained funding for operations from borrowings under the SIBG note. There can be no assurance that SIBG will have continued availability under the SIBG Line of Credit to fund borrowings under the SIBG note, and there can be no assurance that SIBG will not have to demand repayment of these amounts if the financial institution that provides the funding for these loans to SIBG demands repayment from SIBG. If SIBG demands repayment of the note, there can be no assurance that Frederick Brewing will be able to obtain alternative financing or if such alternative financing is obtained, there can no assurance as to the terms of the financing; and

    SIBG's ownership of other brands has resulted in the four-year agreement for Frederick Brewing to produce and package draft beer of Crooked River and may lead to other production agreements to produce and package other SIBG-owned brands. If SIBG terminates the Crooked River agreement and/or determines not to enter into additional production agreements, there can be no assurance that Frederick Brewing will be able to obtain other production contracts, which are needed to increase plant utilization.

  Potential Out-Of-Code Production Loss. Frederick Brewing has made a $350,000 allowance reserve for a potential loss related to allegedly out-of-code product that was exported to, and is currently warehoused in, a non-U.S. market. Frederick Brewing's management is currently reviewing the situation and is in discussions with the relevant authorities in the non-U.S. markets. However, since all arrangements regarding this product were made by former management and, at this point, much information regarding this situation is still unknown, the potential amount of this loss is difficult to predict. Heavy Dependence on Wholesale Distributors. Frederick Brewing distributes its products only through independent wholesale distributors for resale to retailers. Accordingly, Frederick Brewing is dependent upon these wholesale distributors to sell Frederick Brewing's beers and to assist Frederick Brewing in creating demand for its products and in providing adequate service to its retail customers. Even though Frederick Brewing recently assigned its distribution rights for the Frederick, Maryland regional area to nine new distributors, there can be no assurance that any of Frederick Brewing's wholesale distributors will devote the resources necessary to provide effective sales and promotional support to Frederick Brewing.

  Competition. Frederick Brewing competes in the specialty beer segment of the domestic beer market against a variety of domestic and international brewers, many of whom have substantially greater financial, production, distribution and marketing resources and have achieved a higher level of brand recognition than Frederick Brewing. Increased competition could result in price reductions, reduced profit margins and loss of market share, all of which would have a material adverse effect on Frederick Brewing's financial condition and results of operations.

  Decrease in Industry Growth. Beginning in 1996, the overall sales growth of domestic specialty brewers slowed substantially. Management believes that this decrease was primarily caused by factors such as:

    the maturation and saturation of certain large consumer markets;

    the increased marketing efforts of import brewers; and

    a shift in the promotional effort of many wholesale distributors from domestic specialty brands to higher volume products.

Although certain industry sources indicate that this trend is reversing, there can be no assurance that the decrease in sales growth of domestic specialty brewers that previously occurred will not reoccur, which would have a material adverse effect on Frederick Brewing's financial condition and results of operations. Moreover, even if the domestic specialty beer category experiences growth in 2000 and beyond, no assurance can be given that Frederick Brewing will be in a position to take advantage of such growth.

  Excess Brewing Capacity. Frederick Brewing must substantially reduce its excess brewing capacity in order to improve its financial performance. Although Frederick Brewing has taken actions to address this issue and is exploring additional actions that can be taken to address this issue, no assurance can be given that such actions will be successful or, if successful, that any increase in utilization will increase the profitability of Frederick Brewing.

Item 7.      Financial Statements.

See Page F-1 for Index to Financial Statements.

Item 8.      Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Reference is made to Frederick Brewing's Current Reports on Form 8-K, reporting under Item 4, filed December 15, 1998 and October 22, 1999, which described changes in Frederick Brewing's accountants and the basis for such changes.

PART III.

Item 9.      Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act .

As of December 31, 1999, the following individuals were directors or officers of Frederick Brewing:

Name	Age	Position	Since
C. David Snyder	47	Chairman, Chief Executive Officer, Treasurer	August 24, 1999

Christopher J. Livingston	37	President, Secretary, Director	August 24, 1999

James M. Gehrig	49	Chief Financial Officer	August 24, 1999

Dale W. Bainbridge	44	Director	August 24, 1999

David L. Stith	58	Director	August 24, 1999

Glenn E. Corlett	56	Director	October 1, 1999

Mr. Snyder, prior to joining Frederick Brewing in 1999, was the Chairman and Chief Executive Officer of Realogic, Inc., a technology consulting business that Mr. Snyder started in 1993. Mr. Snyder currently also serves as Chief Executive Officer and Chairman of SIBG and Crooked River Brewing Company, LLC.

Mr. Livingston, prior to joining Frederick Brewing in 1999, served as the Senior Vice President of LaSalle Partners, a commercial real estate business, from July 1993 until September 1998. As Senior Vice President, Mr. Livingston was responsible for the mid-west territory of the commercial leasing division. Mr. Livingston currently also serves as the President and is a member of the Board of Managers of SIBG and Crooked River Brewing Company, LLC.

Mr. Gehrig, prior to joining Frederick Brewing in 1999, was employed by Pittsburgh Brewing Company. Mr. Gehrig served as the Chief Financial Officer and as a director of Pittsburgh Brewing from October 1995 to December 1997, and then also served as Chief Executive Officer from January 1998 to December 1998. Mr. Gehrig also currently serves as the Chief Financial Officer of SIBG and Crooked River Brewing Company, LLC.

Mr. Bainbridge is currently self-employed as a management consultant. He served as the Chief Financial Officer of Realogic, Inc. from June 1994 to July 1999. Mr. Bainbridge also currently serves as a member of the Board of Managers of SIBG and Crooked River Brewing Company, LLC.

Mr. Stith is retired and formerly served as the President of Bank One, N.A. from October 1995 to March 1999. As President, Mr. Stith acted as the chief executive officer of the Cleveland area and the head of commercial lending for Northeast Ohio. Mr. Stith was employed as the Chairman of Bank One Texas, N.A. from August 1992 to October 1995. In this position, Mr. Stith acted as the chief executive officer of the Houston region.

Mr. Corlett is currently employed as the Dean of the College of Business at Ohio University. Before joining Ohio University in July 1997, Mr. Corlett was employed as the Chief Operating Officer of N.W. Ayer, an advertising agency, from June 1993 to June 1996. Mr. Corlett also serves as a director of PUBCO, Inc., a manufacturer of printers and business supplies.

On April 3, 2000, Frederick Brewing announced that Albert Spinelli was hired to serve as Vice President of Operations. Mr. Spinelli was formerly employed by Latrobe Brewing Company since 1974.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires Frederick Brewing's directors, officers and persons who own more than 10% of a registered class of Frederick Brewing's equity securities to file initial reports of ownership and reports of changes in ownership with the Securities and Exchange Commission. Such persons are required by SEC regulations promulgated pursuant to the Exchange Act to furnish the Company with copies of all Section 16(a) report forms they file with the SEC.

Based solely on Frederick Brewing's review of the copies of report forms received by Frederick Brewing reporting persons, Frederick Brewing believes that all filing requirements applicable to its current directors, officers and persons who own more than 10% of a registered class of Frederick Brewing's equity securities have been timely complied with in accordance with Section 16(a) of the Exchange Act during fiscal year 1999, except that: (a) a report on Form 3 reporting the hiring of James M. Gehrig as Chief Financial Officer on August 24, 1999 was filed on March 23, 2000; (b) a report on Form 3 reporting the election of Glenn E. Corlett to the Board of Directors on October 1, 1999 was filed on March 23, 2000; (c) an amendment to Form 3 reporting the hiring of C. David Snyder as Chief Executive Officer and Treasurer on August 24, 1999 was filed on March 29, 2000; (d) an amendment to Form 3 reporting the hiring of Christopher J. Livingston as President and Secretary on August 24, 1999 was filed on March 29, 2000; (e) a report on Form 5 reporting various transactions during 1999 by Kevin E. Brannon, the former Chairman and Chief Executive Officer of Frederick Brewing, was filed on approximately March 7, 2000; and (f) a report on Form 5 reporting various transactions during 1999 by Marjorie A. McGinnis, the former President and a former director of Frederick Brewing, was filed on approximately March 7, 2000.

Item 10.      Executive Compensation.

The following tables and discussion set forth information with respect to all plan and non-plan compensation awarded to, earned by or paid to all individuals serving as Frederick Brewing's Chief Executive Officer and to Frederick Brewing's four most highly compensated executive officers other than the Chief Financial Officer (these officers, together with the individuals serving as Chief Executive Officer, are the "named executive officers"), for all services rendered in all capacities to Frederick Brewing and its subsidiaries for each of Frederick Brewing's last three completed fiscal years; provided, however, that no disclosure has been made for any executive officer, other than the Chief Executive Officer, whose total annual salary and bonus does not exceed $100,000.

TABLE 1
SUMMARY COMPENSATION TABLE

	Annual Compensation
Name and Principal Position	Year	Salary ($)		Bonus ($)	Other Annual Compensation ($)
Kevin E. Brannon, former Chairman and CEO(1)	1999	$78,978	(2)	0	$110,267	(3)
	1998	$115,110		0	$9,500	(4)

	1997	$80,000		0	$10,000	(5)

C. David Snyder,(6) Chairman, CEO and Treasurer	1999	0		0	0

(1)	Mr. Brannon resigned as Chairman and Chief Executive Officer on August 24, 1999. He entered into a Transition Agreement with Frederick Brewing on August 24, 1999 and terminated this agreement effective October 1, 1999. See Employment Contracts and Termination of Employment, and Change-in-Control Arrangements for a description of the terms and conditions of the Transition Agreement.

(2)	Mr. Brannon received $78,978 in cash compensation for 1999. Marjorie A. McGinnis, the former President of Frederick Brewing, also received $78,978 in cash compensation in 1999.

(3)	Mr. Brannon also received 9,954 shares of Frederick Brewing common stock in lieu of unpaid salary in 1999. The aggregate fair market value of these shares was $10,267. On August 23, 1999, the former Board of Directors of Frederick Brewing approved the grant of 63,239 shares of common stock to Mr. Brannon in settlement of $100,000 in severance payments owed to Mr. Brannon under his Employment Agreement, dated December 9, 1995. Ms. McGinnis also received the foregoing compensation in 1999.

(4)	Mr. Brannon received 1,447 shares of Frederick Brewing common stock in lieu of unpaid salary in 1998. The aggregate fair market value of these shares was $9,501. Ms. McGinnis also received 1,447 shares of Frederick Brewing common stock in lieu of unpaid salary in 1998.

(5)	Mr. Brannon received 267 shares of Frederick Brewing common stock in lieu of unpaid salary in 1997. The aggregate fair market value of these shares was $10,000. Ms. McGinnis also received 267 shares of Frederick Brewing common stock in lieu of unpaid salary in 1997.

(6)	Mr. Snyder receives compensation directly from SIBG. Frederick Brewing has entered into a one-year management agreement with SIBG whereby SIBG provides Frederick Brewing administrative, financial, operational, marketing and strategic planning services. Under this agreement, Frederick Brewing pays SIBG $30,000 per month for these services. For the fiscal year ended December 31, 1999, Frederick Brewing paid SIBG an aggregate of $120,000 for these services.

Employment Contracts and Termination of Employment, and Change-in-Control Agreements

Frederick Brewing entered into a Transition Agreement with Kevin E. Brannon effective August 24, 1999. Under this Agreement, Mr. Brannon agreed to provide consulting services to Frederick Brewing for a period of six months for an aggregate amount of $63,000, payable in regular installments in accordance with Frederick Brewing's payroll policies.

Mr. Brannon had the right to terminate this Agreement at any time for any reason upon 45 days' prior written notice to Frederick Brewing. Mr. Brannon terminated the Agreement effective October 1, 1999. Upon this termination, Frederick Brewing became obligated to pay Mr. Brannon $100,000 in cash on January 4, 2000 and $50,000 in cash on January 4, 2001.

The Agreement includes a non-competition provision, effective during the term of the Agreement, and for a two-year period following termination of the Agreement. During the two-year period after Mr. Brannon's termination, Mr. Brannon cannot compete with Frederick Brewing in the geographic area within a 100-mile radius of Frederick Brewing's brewery in Frederick, Maryland; (2) Crooked River Brewing Company LLC's brewery in Cleveland, Ohio; and (3) Royal Brewing, LLC's operations in Cincinnati, Ohio. Mr. Brannon's non-compete obligations are effective until October 1, 2001.

Marjorie A. McGinnis, the former President of Frederick Brewing, also entered into a similar Transition Agreement with Frederick Brewing effective August 24, 1999.

Compensation of Directors

Frederick Brewing reimburses its directors for out-of-pocket expenses incurred in traveling to board meetings. In addition, under the Non-Employee Directors' Stock Option Plan, non-employee directors are entitled to receive, on the date of each annual meeting of Frederick Brewing's shareholders, an automatic grant of non-qualified stock options to purchase 2,000 shares of Frederick Brewing's common stock. The exercise price of each option is the fair market value of a share of Frederick Brewing's common stock on the date of the grant. In 1999, no options were granted to the non-employee directors under this Plan.

Item 11. Security Ownership of Certain Beneficial Owners and Management.

The following table gives the number of shares of Frederick Brewing beneficially owned as of March 6, 2000 by: (1) each person who is known by Frederick Brewing to be the beneficial owner of more than 5% of the shares of its common stock; (2) the directors and named executive officers individually; and (3) the directors and named executive officers as a group. The following information reflects the 1-for-10 reverse stock split that Frederick Brewing completed in March 1999. The address for all directors and executive officers of Frederick Brewing is 4607 Wedgewood Blvd., Frederick, Maryland 21703.

Name and Address of Beneficial Owner	Shares Beneficially Owned		Percent of Class
Snyder International Brewing Group, LLC c/o Quest Investment, LLC Baker Building, Suite 200 1940 East 6th Street Cleveland, Ohio 44114	4,447,104	(1)(2)	51.7%
Balmore Funds S.A. Trident Chambers Road Town Tortola, British Virgin Islands	709,283	(3)	8.3%
C. David Snyder	4,447,104	(4)	51.7%
Kevin E. Brannon	178,214	(5)	2.07%
Christopher J. Livingston	4,447,104	(6)	51.7%
James M. Gehrig	0		0.0%
Dale W. Bainbridge	0		0.0%
Glenn E. Corlett	0		0.0%
David L. Stith	0		0.0%
All directors and named executive officers as a group (7) persons			53.8	%(7)

(1)	On August 24, 1999, SIBG entered into a Restructuring Agreement with Austost Anstalt Schaan, Balmore Funds S.A., Ron S. Williams, Sr., Ron Williams, Jr., Dean Dowda, Fred Lenz, World Capital Funding, LLC, The Augustine Fund, L.P., Jimmy Dean, Congregation Beth Moredechai, Bertek, Inc. and Frederick Brewing. Pursuant to the Restructuring Agreement, the holders (the "Preferred Shareholders ") of Frederick Brewing's Series F Convertible Preferred Stock, par value $.01 per share, and Series G Convertible Preferred Stock, par value $.01 per share, converted their Series F and G Preferred Stock into common stock and the holders of the 10% Convertible Notes, dated June 7, 1999, issued by Frederick Brewing, in the original principal amount of $500,000, were paid in full. Pursuant to Section 9.5 of the Restructuring Agreement, from and after August 24, 1999 until August 24, 2001, the Preferred Shareholders have granted to SIBG an irrevocable proxy to vote all of the shares of common stock then owned or controlled by the Preferred Shareholders, at any meeting of the shareholders of Frederick Brewing, however called, in favor of any proposal to (i) approve a merger or other business combination between or involving SIBG and Frederick Brewing which (A) is on reasonable terms and (B) will result in Frederick Brewing remaining a reporting company under the Securities Exchange Act of 1934, as amended, or (ii) increase the number of authorized shares of Frederick Brewing. After giving effect to the SIBG transaction and the restructuring transaction, the Preferred Shareholders owned in the aggregate approximately 2,155,140 shares of Frederick Brewing common stock.

(2)	SIBG holds warrants to purchase shares of common stock at an exercise price of $0.01 per share. These warrants become exercisable solely in the event that warrants, options or convertible securities of Frederick Brewing outstanding on August 24, 1999 are exercised or converted after August 24, 1999.

(3)	Based on a review of Frederick Brewing's stock transfer agent's records as of March 6, 2000.

(4)	Mr. Snyder owns approximately 94% of SIBG, which is the beneficial owner of 4,447,104 shares of common stock of Frederick Brewing. Mr. Snyder disclaims beneficial ownership of SIBG's shares of Frederick Brewing, except to the extent of his pecuniary interest therein. In addition, SIBG holds warrants to purchase shares of common stock at an exercise price of $0.01 per share. These warrants become exercisable solely in the event that options or convertible securities of Frederick Brewing outstanding on August 24, 1999 are exercised or converted after August 24, 1999.

(5)	The number of shares shown for Mr. Brannon includes 89,107 shares directly owned by Mr. Brannon and 89,107 shares owned by Mr. Brannon's wife, Marjorie A. McGinnis, the former President and a former director of Frederick Brewing.

(6)	Mr. Livingston owns approximately 4.42% of SIBG, which is the beneficial owner of 4,447,104 shares of common stock of Frederick Brewing. Mr. Livingston disclaims beneficial ownership of SIBG's shares of Frederick Brewing, except to the extent of his pecuniary interest therein. In addition, SIBG holds warrants to purchase shares of common stock at an exercise price of $0.01 per share. These warrants become exercisable solely in the event that options or convertible securities of Frederick Brewing outstanding on August 24, 1999 are exercised or converted after August 24, 1999.

(7)	This percentage was calculated including the 4,447,104 shares of Frederick Brewing common stock that are beneficially owned by Mr. Snyder and Mr. Livingston indirectly by virtue of their ownership interest in SIBG.

Change in Control

In connection with the SIBG Line of Credit, SIBG has pledged all of its shares of Frederick Brewing as security for such line of credit. If there is a default under the SIBG Line of Credit, the lender will have the right to obtain ownership of SIBG's shares of Frederick Brewing. Pursuant to the demand promissory note with SIBG, Frederick Brewing has borrowed $2.5 million from SIBG for the fiscal year ended December 31, 1999.

Item 12. Certain Relationships and Related Transactions.

Frederick Brewing currently leases its operating facilities from Blue II, which is wholly-owned by SIBG. SIBG owns 51.7% of the common stock of Frederick Brewing and is controlled and predominantly owned by C. David Snyder, Frederick Brewing's Chairman and CEO. The lease is recorded and accounted for as a capital lease in accordance with Statement of Financial Accounting Standards No. 13 "Accounting for Leases." Total payments made to Blue II pursuant to this lease were $350,209 for the fiscal year ended December 31, 1999.

Effective August 24, 1999, Frederick Brewing executed a demand promissory note in favor of SIBG that enables Frederick Brewing to borrow from SIBG on a revolving basis up to $5.0 million in aggregate principal amount subject to terms mutually agreeable to SIBG and Frederick Brewing and subject to availability under the SIBG Line of Credit. Currently, Crooked River Brewing Company, LLC and Royal Brewing, LLC, both of which are controlled and/or predominantly owned by C. David Snyder, also borrow under the SIBG Line of Credit. As of December 31, 1999, borrowings under the SIBG Line of Credit totaled $4.8 million, of which approximately $2.5 million consisted of borrowings by Frederick Brewing. In February 2000, SIBG converted $3.0 million of its borrowings under the SIBG Line of Credit into a term loan, thereby increasing the availability under the SIBG Line of Credit by $3.0 million. Total interest accrued to SIBG under the SIBG note as of December 31, 1999 was $70,033. The SIBG note was unanimously approved by the members of the Frederick Brewing board who are not members, officers or directors of, or otherwise affiliated with, SIBG or Crooked River Brewing Company, LLC. Crooked River is also controlled and predominantly owned by C. David Snyder.

Effective August 24, 1999, Frederick Brewing entered into a one-year management agreement with SIBG whereby SIBG provides to Frederick Brewing administrative, financial, operational, marketing and strategic planning services. Under this agreement, Frederick Brewing pays SIBG $30,000 per month for these services. For the fiscal year ended December 31, 1999 Frederick Brewing paid SIBG $120,000 in the aggregate for these services. This agreement was unanimously approved by those members of the Frederick Brewing board who are not members, officers or directors of, or otherwise affiliated with, SIBG or Crooked River. In addition, effective August 24, 1999, Frederick Brewing entered into a production agreement with Crooked River pursuant to which Frederick Brewing agreed to produce and package draft beer for Crooked River for up to four years, which includes automatic renewals. Crooked River is controlled and predominantly owned by C. David Snyder, Frederick Brewing's Chairman and CEO. For the fiscal year ended December 31, 1999, payments by Crooked River to Frederick Brewing under this agreement totaled $14,823, exclusive of raw materials provided by Crooked River. This agreement was unanimously approved by those members of the Frederick Brewing board who are not members, officers or directors of, or otherwise affiliated with, SIBG or Crooked River.

Effective January 1, 2000, all of Frederick Brewing's sales personnel became employees of SIBG as part of an effort to, among other things, increase sales of Frederick Brewing's brands and to take advantage of the distribution networks established by SIBG for its Crooked River and Hudepohl-Schoenling brands. In connection with this transition, the monthly management fee paid by Frederick Brewing to SIBG was increased by approximately $30,000 per month which was offset by a comparable reduction in Frederick Brewing's salary and fringe benefit costs for such sales personnel.

Item 13. Exhibits and Reports on Form 8-K.

(a)   Exhibits.

       Except as otherwise indicated, the following Exhibits are filed herewith and made a part hereof:

Exhibit No.	Description

3.1	Amended and Restated Articles of Incorporation (1)

(i)	Articles Supplementary with respect to Series A Convertible Preferred Stock (2)

(ii)	Articles Supplementary with respect to Series B Convertible Preferred Stock (2)

(iii)	Articles Supplementary with respect to Series C Convertible Preferred Stock (3)

(iv)	Articles Supplementary with respect to Series D Convertible Preferred Stock (4)

(v)	Articles Supplementary with respect to Series E Convertible Preferred Stock (5)

(vi)	Articles Supplementary with respect to Series F Convertible Preferred Stock (6)

(vii)	Articles Supplementary with respect to Series G Convertible Preferred Stock (7)

3.2	Amended and Restated Bylaws (8)

4.1	Amended and Restated Common Stock Purchase Warrant by Frederick Brewing Co. in favor of Austost Anstalt Schaan, dated August 24, 1999 (9)

4.2	Amended and Restated Common Stock Purchase Warrant by Frederick Brewing Co. in favor of Balmore Funds S.A., dated August 24, 1999 (9)

4.3	Amended and Restated Common Stock Purchase Warrant by Frederick Brewing Co. in favor of Ron Williams, Sr., dated August 24, 1999 (9)

4.4	Amended and Restated Common Stock Purchase Warrant by Frederick Brewing Co. in favor of Ron Williams, Jr., dated August 24, 1999 (9)

4.5	Amended and Restated Common Stock Purchase Warrant by Frederick Brewing Co. in favor of Dean Dowda, dated August 24, 1999 (9)

4.6	Amended and Restated Common Stock Purchase Warrant by Frederick Brewing Co. in favor of Fred Lenz, dated August 24, 1999 (9)

4.7	Amended and Restated Common Stock Purchase Warrant by Frederick Brewing Co. in favor of World Capital Funding, LLC, dated August 24, 1999 (9)

4.8	Common Stock Purchase Warrant by Frederick Brewing Co. in favor of Edward D. Scott, dated August 24, 1999 (9)

4.9	Common Stock Purchase Warrant by Frederick Brewing Co. in favor of Catherine D. Scott, dated August 24, 1999 (9)

4.10	Common Stock Purchase Warrant by Frederick Brewing Co. in favor of Nicholas P. Foris, dated August 24, 1999 (9)

4.11	Common Stock Purchase Warrant by Frederick Brewing Co. in favor of Robert Schuerholz, dated August 24, 1999 (9)

4.12	Common Stock Purchase Warrant by Frederick Brewing Co. in favor of Vishnampet S. Jayanthimath, dated August 24, 1999 (9)

4.13	Stock Certificate (8)

10.1	Investment Agreement, dated August 24, 1999, by and between Snyder International Brewing Group, LLC and Frederick Brewing Co. (10)

10.2	Restructuring Agreement, dated August 24, 1999, by and among Frederick Brewing Co., Snyder International Brewing Group, LLC, Austost Anstalt Schaan, Balmore Funds S.A., Ron S. Williams, Sr., Ron Williams, Jr., Dean Dowda, Fred Lenz, World Capital Funding, LLC, The Augustine Fund, L.P., Jimmy Dean, Congregation Beth Moredechai and Bertek, Inc. (10)

10.3	Transition Agreement, dated August 24, 1999, by and between Kevin E. Brannon and Frederick Brewing Co. (10)*

10.4	Transition Agreement, dated August 24, 1999, by and between Marjorie A. McGinnis and Frederick Brewing Co. (10)*

10.5	Escrow Agreement, dated August 24, 1999, by and among Frederick Brewing Co., Key Trust Company, N.A., Kevin E. Brannon and Marjorie A. McGinnis (10)

10.6	Common Stock Purchase Warrant, dated August 24, 1999, by Frederick Brewing Co. in favor of Snyder International Brewing Group, LLC (10)

10.7	Settlement Agreement, dated August 24, 1999, by and between First Union National Bank and Signet Bank (10)

10.8	Settlement Agreement, dated August 19, 1999, by and among U.S. Small Business Administration, Snyder International Brewing Group, LLC and Frederick Brewing Co. (10)

10.9	Production Agreement, dated as of August 24, 1999, by and between Crooked River Brewing Company, LLC and Frederick Brewing Co. (11)

10.10	Management Agreement, dated as of August 24, 1999, by and between Snyder International Brewing Group, LLC and Frederick Brewing Co. (11)*

10.11	Demand Promissory Note, dated August 30, 1999, by Frederick Brewing Co. in favor of Snyder International Brewing Group, LLC (11)

10.12	Lease Agreement and Option to Purchase, dated July 17, 1996, by and between Blue II, LLC and Frederick Brewing Co. (12)

10.13	Lease Modification Agreement, dated June 23, 1998, by and between Blue II, LLC and Frederick Brewing Co.

10.14	Non-Employee Director Stock Option Plan (8)*

10.15	1995 Stock Option Plan (8)*

10.16	Sales and Marketing Agreement, dated January 1, 2000, by and between Frederick Brewing Co. and Snyder International Brewing Group, LLC

16.1	Letter of BDO Siedman, LLP, dated October 21, 1999, to the U.S. Securities and Exchange Commission (13)

21	List of Subsidiaries

23.1	Consent of BDO Siedman, LLP, dated April 7, 2000

23.2	Consent of PricewaterhouseCoopers LLP, dated April 11, 2000

27.1	Financial Data Schedule

(b)   Reports on Form 8-K

  Frederick Brewing filed a Current Report on Form 8-K, dated October 22, 1999, reporting under Item 4.

(1)	Incorporated by reference to Pre-effective Amendment No. 5 to the Form SB-2 filed with the SEC on March 5, 1996.

(2)	Incorporated by reference to such exhibit as filed with Frederick Brewing's Registration Statement on Form S-3, file number 333-25743, dated April 24, 1997.

(3)	Incorporated by reference to such exhibit as filed with Frederick Brewing's Registration Statement on Form S-3, file number 333-35655, dated September 15, 1997.

(4)	Incorporated by reference to such exhibit as filed with Amendment No. 1 to Frederick Brewing's Registration Statement on Form S-3, file number 333-35655, filed December 4, 1997.

(5)	Incorporated by reference to such exhibit as filed with Frederick Brewing's Quarterly Report on Form 10-KSB, for the period ending March 31, 1998.

(6)	Incorporated by reference to such exhibit as filed with Frederick Brewing's Registration Statement on Form S-3, file number 333-65287, dated October 2, 1998.

(7)	Incorporated by reference to such exhibit as filed with Amendment No. 1 to Frederick Brewing's Registration Statement on Form S-3, file number 333-65287, filed December 15, 1998.

(8)	Incorporated by reference to Frederick Brewing's Form SB-2, filed on December 12, 1995.

(9)	Incorporated by reference to such exhibits as filed with the Schedule 13D, dated August 24, 1999, with respect to Frederick Brewing.

(10)	Incorporated by reference to such exhibits as filed with Frederick Brewing's Current Report on Form 8-K, dated August 24, 1999.

(11)	Incorporated by reference to such exhibits as filed with Frederick Brewing's Quarterly Report on Form 10-QSB for the period ending September 30, 1999.

(12)	Incorporated by reference to such exhibits as filed with Frederick Brewing's Quarterly Report on Form 10-QSB for the period ending June 30, 1996.

(13)	Incorporated by reference to such exhibit as filed with Frederick Brewing's Current Report on Form 8-K, dated October 22, 1999.

* Management contract or compensatory plan or agreement.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: April 13, 2000	Frederick Brewing Co.

/s/ C. David Snyder C. David Snyder Chairman, Chief Executive Officer and Treasurer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: April 13, 2000	/s/ C. David Snyder C. David Snyder Chairman, Chief Executive Officer and Secretary

Date: April 13, 2000	/s/ James M. Gehrig James M. Gehrig Chief Financial Officer (Principal Financial and Accounting Officer)

Date: April 13, 2000	/s/ Christopher J. Livingston Christopher J. Livingston Director and President

Date: April 13, 2000	/s/ Dale W. Bainbridge Dale W. Bainbridge Director

Date: April 13, 2000	/s/ Glenn E. Corlett Glenn E. Corlett Director

Date: April 13, 2000	/s/ David L. Stith David L. Stith Director

EXHIBIT INDEX

EXHIBIT	DESCRIPTION
3.1	Amended and Restated Articles of Incorporation (1)
(i)	Articles Supplementary with respect to Series A Convertible Preferred Stock (2)
(ii)	Articles Supplementary with respect to Series B Convertible Preferred Stock (2)
(iii)	Articles Supplementary with respect to Series C Convertible Preferred Stock (3)
(iv)	Articles Supplementary with respect to Series D Convertible Preferred Stock (4)
(v)	Articles Supplementary with respect to Series E Convertible Preferred Stock (5)
(vi)	Articles Supplementary with respect to Series F Convertible Preferred Stock (6)
(vii)	Articles Supplementary with respect to Series G Convertible Preferred Stock (7)
3.2	Amended and Restated Bylaws (8)
4.1	Amended and Restated Common Stock Purchase Warrant by Frederick Brewing Co. in favor of Austost Anstalt Schaan, dated August 24, 1999 (9)
4.2	Amended and Restated Common Stock Purchase Warrant by Frederick Brewing Co. in favor of Balmore Funds S.A., dated August 24, 1999 (9)
4.3	Amended and Restated Common Stock Purchase Warrant by Frederick Brewing Co. in favor of Ron Williams, Sr., dated August 24, 1999 (9)
4.4	Amended and Restated Common Stock Purchase Warrant by Frederick Brewing Co. in favor of Ron Williams, Jr., dated August 24, 1999 (9)
4.5	Amended and Restated Common Stock Purchase Warrant by Frederick Brewing Co. in favor of Dean Dowda, dated August 24, 1999 (9)
4.6	Amended and Restated Common Stock Purchase Warrant by Frederick Brewing Co. in favor of Fred Lenz, dated August 24, 1999 (9)
4.7	Amended and Restated Common Stock Purchase Warrant by Frederick Brewing Co. in favor of World Capital Funding, LLC, dated August 24, 1999 (9)
4.8	Common Stock Purchase Warrant by Frederick Brewing Co. in favor of Edward D. Scott, dated August 24, 1999 (9)
4.9	Common Stock Purchase Warrant by Frederick Brewing Co. in favor of Catherine D. Scott, dated August 24, 1999 (9)
4.10	Common Stock Purchase Warrant by Frederick Brewing Co. in favor of Nicholas P. Foris, dated August 24, 1999 (9)
4.11	Common Stock Purchase Warrant by Frederick Brewing Co. in favor of Robert Schuerholz, dated August 24, 1999 (9)
4.12	Common Stock Purchase Warrant by Frederick Brewing Co. in favor of Vishnampet S. Jayanthimath, dated August 24, 1999 (9)

4.13	Stock Certificate (8)
10.1	Investment Agreement, dated August 24, 1999, by and between Snyder International Brewing Group, LLC and Frederick Brewing Co. (10)
10.2	Restructuring Agreement, dated August 24, 1999, by and among Frederick Brewing Co., Snyder International Brewing Group, LLC, Austost Anstalt Schaan, Balmore Funds S.A., Ron S. Williams, Sr., Ron Williams, Jr., Dean Dowda, Fred Lenz, World Capital Funding, LLC, The Augustine Fund, L.P., Jimmy Dean, Congregation Beth Moredechai and Bertek, Inc. (10)
10.3	Transition Agreement, dated August 24, 1999, by and between Kevin E. Brannon and Frederick Brewing Co. (10)*
10.4	Transition Agreement, dated August 24, 1999, by and between Marjorie A. McGinnis and Frederick Brewing Co. (10)*
10.5	Escrow Agreement, dated August 24, 1999, by and among Frederick Brewing Co., Key Trust Company, N.A., Kevin E. Brannon and Marjorie A. McGinnis (10)
10.6	Common Stock Purchase Warrant, dated August 24, 1999, by Frederick Brewing Co. in favor of Snyder International Brewing Group, LLC (10)
10.7	Settlement Agreement, dated August 24, 1999, by and between First Union National Bank and Signet Bank (10)
10.8	Settlement Agreement, dated August 19, 1999, by and among U.S. Small Business Administration, Snyder International Brewing Group, LLC and Frederick Brewing Co. (10)
10.9	Production Agreement, dated as of August 24, 1999, by and between Crooked River Brewing Company, LLC and Frederick Brewing Co. (11)
10.10	Management Agreement, dated as of August 24, 1999, by and between Snyder International Brewing Group, LLC and Frederick Brewing Co. (11)*
10.11	Demand Promissory Note, dated August 30, 1999, by Frederick Brewing Co. in favor of Snyder International Brewing Group, LLC (11)
10.12	Lease Agreement and Option to Purchase, dated July 17, 1996, by and between Blue II, LLC and Frederick Brewing Co. (12)
10.13	Lease Modification Agreement, dated June 23, 1998, by and between Blue II, LLC and Frederick Brewing Co.
10.14	Non-Employee Directors Stock Option Plan (8)*
10.15	1995 Stock Option Plan (8)*
10.16	Sales and Marketing Agreement, dated January 1, 2000, by and between Frederick Brewing Co. and Snyder International Brewing Group, LLC
16.1	Letter of BDO Siedman, LLP, dated October 21, 1999, to the U.S. Securities and Exchange Commission (13)
21	List of Subsidiaries
23.1	Consent of BDO Siedman, LLP, dated April 7, 2000

23.2	Consent of PricewaterhouseCoopers LLP, dated April 11, 2000
27.1	Financial Data Schedule

(1)	Incorporated by reference to Pre-effective Amendment No. 5 to the Form SB-2 filed with the SEC on March 5, 1996.

(2)	Incorporated by reference to such exhibit as filed with Frederick Brewing's Registration Statement on Form S-3, file number 333-25743, dated April 24, 1997.

(3)	Incorporated by reference to such exhibit as filed with Frederick Brewing's Registration Statement on Form S-3, file number 333-35655, dated September 15, 1997.

(4)	Incorporated by reference to such exhibit as filed with Amendment No. 1 to Frederick Brewing's Registration Statement on Form S-3, file number 333-35655, filed December 4, 1997.

(5)	Incorporated by reference to such exhibit as filed with Frederick Brewing's Quarterly Report on Form 10-KSB, for the period ending March 31, 1998.

(6)	Incorporated by reference to such exhibit as filed with Frederick Brewing's Registration Statement on Form S-3, file number 333-65287, dated October 2, 1998.

(7)	Incorporated by reference to such exhibit as filed with Amendment No. 1 to Frederick Brewing's Registration Statement on Form S-3, file number 333-65287, filed December 15, 1998.

(8)	Incorporated by reference to Frederick Brewing's Form SB-2, filed on December 12, 1995.

(9)	Incorporated by reference to such exhibits as filed with the Schedule 13D, dated August 24, 1999, with respect to Frederick Brewing.

(10)	Incorporated by reference to such exhibits as filed with Frederick Brewing's Current Report on Form 8-K, dated August 24, 1999.

(11)	Incorporated by reference to such exhibits as filed with Frederick Brewing's Quarterly Report on Form 10-QSB for the period ending September 30, 1999.

(12)	Incorporated by reference to such exhibits as filed with Frederick Brewing's Quarterly Report on Form 10-QSB for the period ending June 30, 1996.

(13)	Incorporated by reference to such exhibit as filed with Frederick Brewing's Current Report on Form 8-K, dated October 22, 1999.

* Management contract or compensatory plan or agreement.

Frederick Brewing Co.
Contents

Report of Independent Accountants

To the Board of Directors and Stockholders of
Frederick Brewing Co.

In our opinion, the accompanying consolidated balance sheet and the related consolidated statements of operations, changes in stockholders' equity and cash flows present fairly, in all material respects, the financial position of Frederick Brewing Co. and its subsidiaries at December 31, 1999, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with auditing standards generally accepted in the United States, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for the opinion expressed above.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has suffered significant net losses. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

PricewaterhouseCoopers LLP

/s/ PricewaterhouseCoopers LLP

Cleveland, Ohio
March 31, 2000

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

Board of Directors and Stockholders
Frederick Brewing Co.

We have audited the accompanying consolidated balance sheet of Frederick Brewing Co. as of December 31, 1998, and the related consolidated statements of operations, stockholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Frederick Brewing Co. at December 31, 1998, and the results of their operations and their cash flows for the year then ended in conformity with generally accepted accounting principles.

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

/s/ BDO Seidman, LLP
BDO Seidman, LLP

Washington, DC
February 8, 1999, except
for Notes 1 and 8 which are as
of June 30, 1999

Frederick Brewing Co.
Consolidated Balance Sheets
December 31, 1999 and 1998

Assets	1999	1998
Current assets:
Cash and cash equivalents	$ 49,501	$ 92,999
Cash restricted	312,475	12,475
Trade receivables, net of allowance for doubtful accounts of
$31,716 and $27,618 in 1999 and 1998, respectively	242,464	410,983
Inventories, net	544,569	671,856
Prepaid expenses and other current assets	88,936	157,906

Total current assets	1,237,945	1,346,219

Property and equipment, net	7,686,995	8,019,331
Intangibles, net of accumulated amortization of $125,727 and
$124,017 in 1999 and 1998, respectively	432,538	416,627
Goodwill, net of accumulated amortization of $37,286 and	904,175	2,483,486
$250,627 in 1999 and 1998, respectively
Other assets	—	199,326

Total assets	$10,261,653	$12,464,989

Liabilities and Stockholders' Equity

Current liabilities:
Current maturities of long-term debt	$ 2,454,505	$ 1,282,657
Capital lease obligations, current portion	44,717	44,717
Accounts payable	1,159,868	1,104,168
Accrued liabilities	544,229	177,651

Total current liabilities	4,203,319	2,609,193

Long-term debt, net of current portion	84,151	1,025,197
Capital lease obligations, net of current portion	2,606,959	2,651,712

Total liabilities	6,894,429	6,286,102

Commitments and contingencies

Stockholders' equity:
Preferred stock, $0.01 par value, 1,000,000 shares authorized:
Cumulative, convertible Series A, 1,455 and 1,543 shares
outstanding in 1999 and 1998, respectively	548,512	581,687
Convertible Series E, 210 shares outstanding in 1998	—	162,750
Convertible Series F, 1,000 shares outstanding in 1998	—	967,500
Convertible Series G, 500 shares outstanding in 1998	—	644,581
Common stock, $0.0004 par value, 19,000,000 shares authorized,
8,596,211 and 1,433,335 shares issued and outstanding
in 1999 and 1998, respectively	3,439	559
Additional paid-in capital	23,861,881	19,989,919
Accumulated deficit	(21,046,608)	(16,168,109)

Total stockholders' equity	3,367,224	6,178,887

Total liabilities and stockholders' equity	$10,261,653	$12,464,989

The accompanying notes are an integral part of these consolidated financial statements.

Frederick Brewing Co.
Consolidated Statements of Operations
for the years ended December 31, 1999 and 1998

	1999	1998

Gross sales	$3,768,629	$5,521,558
Less: returns and allowances	812,861	479,108
Less: excise taxes	202,885	266,239

Net sales	2,752,883	4,776,211

Cost of sales	2,986,198	3,604,476
Depreciation	809,913	739,614

Gross (loss) profit	(1,043,228)	432,121

Selling, general and administrative expenses	2,480,369	3,519,288
Management fees	120,000	—
Impairment of goodwill	1,359,751	—
Amortization and write-off of deferred public relations costs	—	1,131,500

Operating loss	(5,003,348)	(4,218,667)

Gain (loss) on sale or disposal of equipment	24,268	(99,544)
Interest expense, net	630,779	557,646

Loss before extraordinary gain	(5,609,859)	(4,875,857)

Extraordinary gain on forgiveness of debt and capital leases	731,360	191,146

Net loss	(4,878,499)	(4,684,711)

Preferred stock deemed dividend	—	(420,208)

Net loss attributable to common shareholders	$(4,878,499)	$(5,104,919)

Basic and diluted loss per common share:
Net loss before extraordinary gain and preferred
stock deemed dividend	$(1.35)	$(4.62)
Extraordinary gain	0.18	0.18
Preferred stock deemed dividend	—	(0.40)

Net loss per common share	$(1.17)	$(4.84)

Weighted average common shares (basic and diluted)	4,164,040	1,054,424

The accompanying notes are an integral part of these consolidated financial statements.

Frederick Brewing Co.
Consolidated Statements of Changes in Stockholders' Equity
or the years ended December 31, 1999 and 1998

	Convertible Series A Preferred Stock		Convertible Series C Preferred Stock		Convertible Series D Preferred Stock		Convertible Series E Preferred Stock		Convertible Series F Preferred Stock		Convertible Series G Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Total Stockholders Equity
Balance, December 31, 1997	1,828	$655,213	2,100	$1,762,500	1,045	$810,000	2,700	$2,325,000	—	$ —	—	$ —	454,036	$ 167	$12,778,758	$(11,063,190)	$ 7,268,448

Issuance of preferred stock, net of issuance costs	—	—	—	—	—	—	—	—	1,000	795,100	500	500,000	—	—	(69,684)	—	1,225,416
Fair value of warrants issued in connection with preferred stock	—	—	—	—	—	—	—	—	—	(74,600)	—	—	—	—	74,600	—	—
Deemed dividend in connection with preferred stock	—	28,627	—	—	—	—	—	—	—	247,000	—	144,581	—	—	—	(420,208)	—
Conversion of Series A preferred stock to common stock	(285)	(102,153)	—	—	—	—	—	—	—	—	—	—	3,836	2	102,151	—	—
Conversion of Series C preferred stock to common stock	—	—	(2,100)	(1,762,500)	—	—	—	—	—	—	—	—	280,645	112	1,762,388	—	—
Conversion of Series D preferred stock to common stock	—	—	—	—	(1,045)	(810,000)	—	—	—	—	—	—	153,438	61	809,939	—	—
Conversion of Series E preferred stock to common stock	—	—	—	—	—	—	(2,490)	(2,162,250)	—	—	—	—	410,126	164	2,162,086	—	—
Pledge of common stock to management in lieu of salary	—	—	—	—	—	—	—	—	—	—	—	—	4,205	2	28,140	—	28,142
Issuance of common stock for acquisition of Wild Goose	—	—	—	—	—	—	—	—	—	—	—	—	106,893	43	2,105,755	—	2,105,798
Issuance of common stock for acquisition of Brimstone	—	—	—	—	—	—	—	—	—	—	—	—	8,000	3	162,448	—	162,451
Employee stock options exercised	—	—	—	—	—	—	—	—	—	—	—	—	156	—	1,363	—	1,363
Fair value of common stock issued in connection with preferred stock	—	—	—	—	—	—	—	—	—	—	—	—	12,000	5	71,975	—	71,980
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(4,684,711)	(4,684,711)

Balance, December 31, 1998	1,543	581,687	—	—	—	—	210	162,750	1,000	967,500	500	644,581	1,433,335	559	19,989,919	(16,168,109)	6,178,887
Conversion of Series A preferred stock to common stock	(88)	(33,175)	—	—	—	—	—	—	—	—	—	—	1,146	1	33,174	—	—
Conversion of Series E preferred stock to common stock	—	—	—	—	—	—	(210)	(162,750)	—	—	—	—	113,258	45	162,705	—	—
Conversion of Series F preferred stock to common stock	—	—	—	—	—	—	—	—	(1,000)	(967,500)	—	—	1,671,049	679	966,821	—	—
Conversion of Series G preferred stock to common stock	—	—	—	—	—	—	—	—	—	—	(500)	(644,581)	745,205	298	644,283	—	—
Issuance of common stock to SIBG, net of issuance costs	—	—	—	—	—	—	—	—	—	—	—	—	4,447,104	1,779	1,840,076	—	1,841,855
Issuance of common stock in lieu of salary, expense reimbursements, etc.	—	—	—	—	—	—	—	—	—	—	—	—	57,558	23	23,021	—	23,044
Issuance of stock to former officers	—	—	—	—	—	—	—	—	—	—	—	—	126,478	51	199,949	—	200,000
Employee stock options exercised	—	—	—	—	—	—	—	—	—	—	—	—	1,078	4	1,933	—	1,937
Fair value of warrants issued	—	—	—	—	—	—	—	—	—	—	—	—	—	—	502,300	—	502,300
Deferred compensation charge associated with issuance of warrants	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(502,300)	—	(502,300)
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(4,878,499)	(4,878,499)

Balance, December 31, 1999	1,455	$548,512	—	$—	—	$ —	—	$ —	—	$ —	—	$ —	8,596,211	$ 3,439	$23,861,881	$(21,046,608)	$ 3,367,224

The accompanying notes are an integral part of these consolidated financial statements.

Frederick Brewing Co.
Consolidated Statements of Cash Flows
for the years ended December 31, 1999 and 1998

	1999	1998
Cash flows from operating activities:
Net loss	$(4,878,499)	$(4,684,711)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,200,948	1,078,480
Impairment of goodwill	1,359,751
Write-off of net deferred public relations costs	-	1,131,500
Forgiveness of debt and capital leases	(731,360)	(191,146)
(Gain) loss on sale or disposal of equipment	(24,268)	99,544
Provision for doubtful accounts	16,624	45,592
Write-off of accounts receivable	(12,526)	(53,518)
Provision for obsolete inventory	(28,144)	48,208
Compensation charges for fair value of stock issued in lieu of salary	23,044	28,142
Compensation charges for issuance of stock to former officers	200,000	-
Change in operating assets and liabilities:
Trade receivables	164,421	156,746
Inventories	155,431	(206,806)
Prepaid expenses and other current assets	68,970	(54,430)
Other assets	199,326	20,231
Accounts payable	27,777	392,488
Accrued liabilities	366,578	(846,442)

Net cash used in operating activities	(1,891,927)	(3,036,122)

Cash flows from investing activities:
Restricted cash	(300,000)	-
Purchase of property and equipment	(485,391)	(432,215)
Purchase of intangibles	(2,355)	(84,161)
Proceeds from sale of equipment	32,081	100,551

Net cash used in investing activities	(755,665)	(415,825)

Cash flows from financing activities:
Proceeds from debt borrowings	3,098,565	-
Payments on debt obligations	(2,293,510)	(288,501)
Proceeds from issuance of common stock	2,000,000	71,980
Offering costs associated with issuance of common and preferred stock	(158,145)	(274,584)
Payments on capital leases	(44,753)	(78,192)
Proceeds from exercise of stock options	1,937	1,363
Proceeds from issuance of Series F preferred stock	-	1,000,000
Proceeds from issuance of Series G preferred stock	-	500,000

Net cash provided by financing activities	2,604,094	932,066

Net decrease in cash and cash equivalents	(43,498)	(2,519,881)
Cash and cash equivalents, beginning of year	92,999	2,612,880

Cash and cash equivalents, end of year	$ 49,501	$ 92,999

The accompanying notes are an integral part of these consolidated financial statements.

Frederick Brewing Co.
Notes to Consolidated Financial Statements

1.    Recent Events and Future Prospects

Basis of Presentation

The accompanying financial statements have been prepared assuming that Frederick Brewing Co. (the "Company") will continue as a going concern. As explained below, the Company has sustained recurring operating losses and cash flow deficits. Also, the Company has significant cash commitments to creditors. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are described below. The consolidated financial statements do not contain any adjustments that might result from the outcome of these uncertainties.

Recent Events

Effective August 24, 1999, Frederick Brewing Co. and Snyder International Brewing Group, LLC ("SIBG"), an Ohio limited liability company, completed a series of transactions that resulted in SIBG acquiring approximately 51% of the outstanding common stock of the Company. SIBG purchased 4,447,104 newly-issued shares of the Company's common stock for $2,000,000 in cash (see Note 8). Concurrently, holders of the Company's Series F and Series G Convertible Preferred Stock converted their shares into common stock. Furthermore, a number of the Company's creditors agreed to forgive certain indebtedness in order to facilitate SIBG's investment in the Company (see Note 3). The Company also entered into transition agreements with two former officers pursuant to which these individuals are bound by non-compete provisions through 2001 for which they will receive an aggregate of $300,000 in payments. The Company also issued common stock with a fair value of $200,000 to these two officers (see Note 8). The Company also executed a demand promissory note with SIBG which provides for borrowings of up to $5,000,000 on a revolving basis (see Notes 7 and 16).

Future Prospects

The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company's ability to continue as a going concern is contingent upon its ability to secure additional financing and attain profitable operations. In addition, the Company's ability to continue as a going concern must be considered in light of the difficulties, expenses and complications frequently encountered while attempting to enter into established markets as well as the competitive market environment in which the Company operates.

Although the Company recently completed a series of financial transactions with SIBG, whereby the Company raised $2,000,000 in cash for the issuance of 4,447,104 newly issued common shares of the Company, and has entered into a short-term demand promissory note with SIBG, which enabled the Company to substantially repay the majority of the Company's secured lenders, there can be no assurance that the Company will be able to secure additional financing when needed or obtain such terms satisfactory to the Company, if at all, or raise additional private placement investments.

The changes to the Company's board of directors and senior management are expected to result in changes in, among other things, the Company's long-term strategic direction, its distribution efforts, sales and marketing focus and brewing operational plans.

The Company's current management strongly believe that the key to improving the Company's financial performance is to immediately increase the utilization levels of its brewing facility. Additionally, the Company's current management is directly monitoring and, as appropriate, reducing overhead spending.

In April 1999, Nasdaq informed the Company that it had delisted the Company's common stock from the NASDAQ SmallCap Market for failing to maintain a minimum closing bid price of $1.00 per share.

2.    Summary of Significant Accounting Policies

         Business

The Company engages in the production, bottling, distribution, and sale of beer primarily in the Mid-Atlantic region.

Principles of Consolidation

The consolidated financial statements for the years ended December 31, 1999 and 1998 include the accounts of the Company for the full year, and for its wholly owned subsidiaries from the dates of their acquisition. Brimstone Brewing Company ("Brimstone") was acquired on January 15, 1998, and Wild Goose Brewery, Inc. ("Wild Goose") was acquired on January 28, 1998. All significant inter-company accounts and transactions have been eliminated in consolidation.

Cash and Cash Equivalents

Cash and cash equivalents are stated at cost, which approximates fair value, and consists of amounts on hand in an operating bank account and in a highly liquid short-term investment account with a major bank. All cash equivalents have original maturities of three months or less.

Restricted Cash

Restricted cash as of December 31, 1999 represents a short-term investment of $12,475 that was pledged as collateral to ensure the Company's performance of site improvement work required by the local Frederick County government, and cash held in an escrow account totaling $300,000 in accordance with two non-compete agreements with members of former management (see Note 1).

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

  Leasehold improvements are recorded at cost and depreciated over the terms of the related lease or the estimated useful life of the related improvement, whichever is shorter. On retirement or disposition of property and equipment, the cost and accumulated depreciation are removed from the accounts and any resulting gain or loss is recorded in the consolidated statement of operations. Repair and maintenance costs are charged to expense in the year incurred.

  The Company leases its production facility under a long-term capital lease, that is included in property and equipment. The facility is amortized over a twenty-year lease term.

  Intangible Assets

  Intangible assets consist primarily of trademarks, copyrights, loan origination costs related to existing debt obligations and two non-compete agreements. Trademarks and copyrights are amortized over a five-year period on a straight-line basis. Loan origination costs are amortized over the term of the related loan. Non-compete agreements are amortized over the two-year period of the agreement. Intangible amortization expense was $171,475 and $88,239 for the years ended December 31, 1999 and 1998, respectively.

  Goodwill

  The purchase price of the Wild Goose acquisition (see Note 4) has been allocated to the assets acquired and the liabilities assumed, based on their fair values. The $2,734,113 excess of purchase price over the net assets acquired was recorded as goodwill and was being amortized over 10 years from the date of acquisition. Total amortization expense for goodwill was $219,560 and $250,627 for the years ended December 31, 1999 and 1998, respectively. No goodwill was recorded in connection with the acquisition of Brimstone.

  Recurring operating losses for the Wild Goose product line resulted in management's continued evaluation of the goodwill related to the acquisition. The 1998 acquisition of Wild Goose was viewed by former Company management as a strategic expansion of the Company's product lines. However, subsequent to the acquisition, gross margins have deteriorated and Wild Goose has experienced lower than expected sales volume and operating losses. During the third quarter ended September 30, 1999, new management determined that the goodwill associated with this acquisition would not be fully recovered. The Company management has estimated that it can recover $941,461 of the remaining value of its goodwill based on a future cash flows analysis.

  Accordingly, the Company has taken an impairment charge of $1,359,751 in its 1999 consolidated statement of operations.

Revenue Recognition

  Revenue is recognized upon shipment of product to distributors, less an allowance for estimated returns.

  Advertising Costs

Advertising costs are expensed as incurred. The Company incurred advertising costs of $128,749 and $141,046 in 1999 and 1998, respectively.

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

Net Loss Per Common Share

The Company calculates basic and diluted earnings per share in accordance with Statement of Financial Accounting Standards No. 128, "Earnings Per Share," which requires the presentation of basic earnings per share and diluted earnings per share for all years presented. Basic per share earnings is based on weighted average number of outstanding common shares for the period. Diluted per share earnings adjust the weighted average for the potential dilution that could occur if stock options, warrants, or other convertible securities were exercised or converted into common stock. Diluted earnings per share equals basic earnings per share for 1999 and 1998 because the effects of such items were anti-dilutive.

Recent Accounting Pronouncements

Statement of Financial Accounting Standards No. 131, "Disclosure About Segments of a Business Enterprise" ("SFAS 131"), establishes standards for reporting information about operating segments in annual financial statements, and requires reporting of selected information about operating segments in interim financial statements issued after December 15, 1997. It also establishes standards for disclosure regarding products and services, geographic areas and major customers. SFAS 131 defines operating segments as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. Presently, the Company operates in one business segment.

Statement of Financial Accounting Standards No. 133, "Accounting For Derivative Instruments" ("SFAS 133") establishes accounting and reporting standards for derivative instruments and hedging activities. SFAS 133 requires an entity to recognize all derivatives as either assets or liabilities and to measure those instruments at fair market value. Under certain circumstances a portion of the derivative's gain or loss is initially reported as a component of other comprehensive income and subsequently reclassified into income when the transaction affects earnings. For a derivative not designated as a hedging instrument, the gain or loss is recognized in income in the period of change. In June 1999, the Financial Accounting Standards Board issued SFAS No.137, which deferred the effective date of adoption of SFAS 133 for one year. The Company will be required to adopt SFAS 133 during the first quarter of 2001. Presently the Company does not use derivative instruments either in hedging activities or as investments. Accordingly, the Company believes that adoption of SFAS 133 will have no impact on its financial position or results of operations or cash flows.

In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, "Revenue Recognition" ("SAB 101") which provides guidance on the recognition, presentation and disclosure of revenue in financial statements filed with the Securities and Exchange Commission. The Company believes it is in full compliance with guidance contained in SAB 101.

Use of Accounting Estimates

  Preparation of financial statements, in conformity with accounting principles generally accepted in the United States, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities. They also effect the disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenues and expenses during the reporting period. Actual amounts could differ from these estimates.

  Fair Value Information

  The carrying value of current assets and current liabilities approximates fair value because of their short-term maturity. The carrying amount of the Company's debt approximates its fair value as the debt bears interest at rates approximating current market values.

  Reclassifications

  Certain amounts in the 1998 consolidated financial statements have been reclassified to conform to the 1999 presentation.

3.    Extraordinary Gain on Forgiveness of Debt

On August 24, 1999, in order to facilitate SIBG's investment in the Company, a number of the Company's creditors forgave amounts owed to the Company totaling $824,662. One of the creditors was a financial institution for which the Company had unamortized debt costs of $93,302 that were expensed. The net amount of $731,360 of debt forgiveness has been recorded in the 1999 consolidated statement of operations as an extraordinary gain on forgiveness of debt.

4.    Acquisitions

In January 1998, the Company acquired 100% of the outstanding common stock and preferred stock of Wild Goose, and all the brands, formulas, copy-rights, trademarks, and related intangible assets of Brimstone. The consideration for Wild Goose consisted of the issuance of 106,893 shares of common stock with an aggregate value of $2,105,798 and the assumption of $524,029 in Wild Goose liabilities. Additional consideration in the form of 9,606 shares of the Company's common stock was issued to Wild Goose in 1999. Consideration for Brimstone consisted of the issuance of 8,000 shares of the Company's common stock with an aggregate value of $162,451. These acquisitions are being accounted for under the purchase method of accounting.

The consolidated results of operations as if the acquisitions had been completed at the beginning of 1998 would not be materially different from those reported within the accompanying financial statements.

5.    Inventories

Inventories at December 31, consist of the following:

	1999	1998

Raw materials	$ 99,748	$ 148,761
Work in process	66,660	64,053
Finished goods	103,934	222,126
Packaging and marketing supplies	294,111	285,124
Reserve for obsolescence	(19,884)	(48,208)

Total inventories, net	$544,569	$ 671,856

6.    Property and Equipment

Property and equipment at December 31, consist of the following:

	1999	1998

Brewing equipment	$4,520,913	$4,344,492
Building	3,000,000	3,000,000
Leasehold improvements	1,784,214	1,477,924
Automobiles and trucks	41,359	184,204
Furniture and fixtures	139,539	137,739

	9,486,025	9,144,359
Less accumulated depreciation	1,799,030	1,125,028

Property and equipment, net	$7,686,995	$8,019,331

7.	Debt Obligations

Long-Term Debt

          Long-term debt at December 31, consists of the following:

	1999	1998
Note payable to SIBG, a related party, interest at prime plus 1% (9.50% at December 31, 1999), due on demand (see Note 16)	$ 2,440,627	$ -

Note payable to Frederick County, interest at 6.50%, annual payments of $20,250, due August 2005	98,029	111,060

Note payable to bank, interest at LIBOR plus 150 basis points, payments at $13,889. A portion of this debt was forgiven as part of SIBG's investment (see Note 3)	-	1,197,089

Note payable to United States Small Business Administration, interest at 7.68%, monthly payments at $7,967	-	960,105

Notes payable to bank, monthly payments ranging from $268 to $808, including interest ranging from 7.9% to 9.1%	-	30,649

Stockholder loans, monthly payments ranging from $425 to $655, including interest ranging from 10% to 11%	-	8,951

Total	2,538,656	2,307,854
Less current maturities	2,454,505	1,282,657

Long-term debt	$ 84,151	$ 1,025,197

Maturities of debt outstanding for the years ended December 31, are as follows:

2000	$2,454,505
2001	14,780
2002	15,741
2003	16,764
2004	17,853
Thereafter	19,013

$2,538,656

  Capital Leases

  The Company leases the land and building housing the brewery. This lease is accounted for as a capital lease in accordance with Statement of Financial Accounting Standards No. 13, "Accounting for Leases." The Company has the option to purchase the land and building during a one-year period beginning March 1, 2008 and ending March 1, 2009 at a price of approximately $3,600,000. Future minimum payments under this capital lease which expires on March 1, 2017 are as follows at December 31, 1999:

2000	$ 350,208
2001	350,208
2002	350,208
2003	350,208
2004	350,208
Thereafter	4,405,614

Total minimum lease payments	6,156,654
Less amount representing interest	(3,504,978)

Present value of future minimum lease payments	2,651,676
Less current maturities	(44,717)

Long term capital lease obligation	$ 2,606,959

  Interest expense on debt obligations for 1999 and 1998 was $632,063 and $569,498, respectively. Borrowings on long-term debt are collateralized by property of the Company.

  8.    Stockholders' Equity

    The Company's Articles of Incorporation authorize the issuance of 1,000,000 shares of preferred stock, at $.01 par value. At December 31, 1999, 1,455 shares of non-voting Cumulative, Convertible Series A Preferred Stock ("Series A") issued during 1997, remain outstanding. During 1998, the Company recorded a deemed dividend of $28,627 to reflect the beneficial conversion feature related to Series A. The Series A shares are convertible at any time, based on an average conversion price of $3.67 per share, which was a discount at the date of issuance.

    The holders of Series A shares are senior to the Common Stock with respect to dividend rights and are entitled to a liquidation preference of $500 per share. The annual dividend rate for Series A shares is $40 per share per annum, with cumulative dividends in arrears of $174,600 at December 31, 1999. Full dividends may be paid or set aside on Series A shares before dividends may be paid or set aside on the common stock. All dividend payments will be subordinated to the Company's debt obligations, and will be subject to the prior approval of the Company's bank. The Company does not expect to declare or pay such dividends in the foreseeable future.

    During 1997, the Company issued 2,700 shares of Convertible Series E Preferred Stock ("Series E"). The Series E shares were convertible immediately upon issuance at 75% of the average market price of the common stock for the five trading days immediately prior to the conversion date during 1997. At December 31, 1999, all the Series E shares have been converted to Common Stock.

    During 1998, the Company issued 1,000 shares of Convertible Series F Preferred Stock ("Series F"). These preferred shares were immediately convertible into common stock at the lesser of $0.70 per share or 80% of the average of the three lowest closing bid prices of the common stock for the seven days preceding the conversion. A deemed dividend of $247,000 was recognized immediately on issuance of Series F shares to recognize its beneficial conversion feature. The Company also issued 200,000 warrants with exercise prices ranging from $0.75 per share to $0.98 per share. The Company determined the aggregate value of these warrants on the date of grant to be approximately $74,600, based on the Black Scholes valuation model with the following weighted average assumptions: dividend yield of 0%, expected volatility of 58%, risk free interest of 8.5% and expected term of 5 years. This value was recorded as a cost of the Series F offering and deducted from proceeds. All 1,000 shares of Series F were converted to Common Stock during 1999.

    During 1998, the Company also issued 500 shares of Convertible Series G Preferred Stock ("Series G") that are convertible into common stock at 70% of the average market price for the five days prior to the conversion. A deemed dividend of $144,581 was recognized on Series G to reflect its beneficial conversion feature. All 500 shares of Series G were converted to common stock during 1999.

    The deemed dividends related to the Series E, Series F and Series G shares were recognized immediately upon issuance.

  During 1999 and 1998, the Company issued an aggregate of 27,057 and 4,205 shares of common stock to certain members of management in lieu of salary. The value of the common stock on the date pledged was $23,044 and $28,142 and was recorded as compensation expense during 1999 and 1998, respectively.

  On March 23, 1999, the Company's board of directors approved a 1-for-10 reverse stock split of common stock. The accompanying consolidated financial statements have been adjusted retroactively to reflect the reverse split of all outstanding common stock.

  During 1999, the Company issued 4,447,104 shares of the Company's common stock, $0.0004 par value, to SIBG for gross proceeds of $2,000,000 before considering expenses of $158,145 related to the issuance (see Note 1).

  During 1999, the former board of directors authorized the Company to issue 126,478 shares of common stock to two of the former officers of the Company as compensation for their efforts in facilitating the SIBG investment. The value of the common stock issued was $200,000 and was charged to operations as compensation expense in 1999.

  9.    Stock Options

    The Company has chosen to continue to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and related interpretations for issuance of stock options to employees. Accordingly, compensation cost for stock options is measured as the excess of the quoted market price at the date of the grant over the amount an employee must pay to acquire the stock.

    During 1995, the Company adopted the 1995 Stock Option Plan in order to attract and retain qualified personnel in key positions as well as to compensate members of the board of directors. The exercise price of all options under the plan must be equal to at least the fair value of the related common stock at the date of grant. The vesting provisions for stock options is determined by the board of directors, and all options are exercisable for ten years after the vesting date.

  A summary of the status of the Company's stock options follows:

	1999 Weighted		1998 Weighted

	Average		Average
	Shares	Price	Shares	Price

Options outstanding at beginning of period	6,850	$18.00	5,970	$17.80
Options exercised	(1,078)	$ (1.80)	(156)	$(8.75)
Options cancelled	(1,804)	$ (1.80)	(777)	$(8.75)
Options granted	2,107	$ 2.50	1,813	$14.00

Options outstanding at end of period	6,075	$21.00	6,850	$18.00
Options exercisable at end of period	6,075	$21.00	6,850	$18.00

    At December 31, 1999, the weighted average remaining contractual life of the options, which have exercise prices ranging from $2.50 to $52.50 is approximately eight years.

  At December 31, 1999 and 1998, the pro forma tax effects under SFAS 109 would not have a material impact on either the deferred tax asset or the valuation allowance. Had compensation expense been determined based on fair value at the grant dates for option awards, consistent with the method of SFAS 123, the Company's net loss attributable to common shareholders and net loss per common share at December 31 would have been as follows:

	1999	1998
Net loss attributable to common shareholders
As reported	$(4,878,499)	$(5,104,919)
Pro forma	(4,881,367)	(5,110,238)

Net loss per common share (basic and diluted)
As reported	$ (1.17)	$ (4.84)
Proforma	(1.17)	(4.85)

    The fair value of each option is estimated on the date of grant using a Black-Scholes option-pricing model with the following weighted-average assumptions used for grants during the year ended December 31, 1999 and 1998:

	1999	1998

Annual dividend yield	0%	0%
Estimated volatility	58%	58%
Risk free interest rate	6.8%	6.8%
Expected term	8 years	8 years

  10.   Warrants

  During 1997, the Company entered into an agreement with a third party for public and investor relations services to be rendered over a five-year period. In consideration for these services the Company paid $650,000 in cash and issued 500,000 warrants to purchase common stock of the Company to the public relations firm. These warrants had various exercise prices and terms, and expired at varying dates through March 2002. The Company determined the estimated aggregate fair value of the warrants on the date of the grant to be approximately $670,000. The Company recorded the total consideration of $1,320,000 as deferred public relations costs and the component of the total consideration related to warrants was recorded as an increase to additional paid in capital. During the second quarter of 1998 the agreement terminated; however, the warrants still remain outstanding at December 31, 1999. The remaining $1,131,500 balance of the deferred public relation costs were charged to the statement of operations upon termination of the agreement.

  The Company issued 500,000 warrants to purchase common stock in June 1999 to a group of investors who had loaned the Company $500,000. The loan was repaid in August 1999. These warrants were immediately exercisable at $0.375 per share. The Company determined the aggregate fair value of the warrants at the time of the grant was not material. These warrants were cancelled in August 1999 concurrent with the SIBG transaction (see Note 1). Additionally, 500,000 new warrants to purchase common stock were issued to this same group of investors in conjunction with the SIBG transaction whereas each warrant is exercisable at $0.50. These warrants are exercisable immediately and expire in August 2002. The Company determined the aggregate fair value of these warrants at the time of grant to be approximately $502,300 which is recorded in the statement of changes in stockholders' equity as deferred compensation and additional paid-in capital until such time the warrants are exercised.

  In August 1999, the Company issued 132,000 warrants to purchase common stock to the former owners of Blue II as settlement of back rent and late charges. These warrants are exercisable upon grant at $1.00 each and expire in August 2002. These warrants remain outstanding at December 31, 1999.

  The Company also issued warrants to purchase shares of common stock to SIBG at an exercise price of $0.01 per share. These warrants become exercisable solely in the event that warrants, options, or convertible securities of the Company outstanding at, August 24, 1999, are exercised or converted after August 24, 1999. At December 31, 1999, these warrants are not exercisable, but remain outstanding.

  11.   Lease Commitments

    The Company leases certain equipment under operating leases. Total lease expense incurred during 1999 and 1998 was $103,788 and $346,440, respectively. Minimum future lease payments at December 31, 1999 are as follows:

Years ending December 31,
2000	$ 32,813
2001	28,751
2002	21,037
2003	5,541

$ 88,142

  12.   Contingencies

    The Company has accrued $350,000 for a potential loss related to allegedly out-of-code product that was exported to, and is currently warehoused in, a non-U.S. market. Frederick Brewing's management is currently reviewing the situation and is in discussions with the relevant authorities in the non-U.S. markets.

    In the normal course of business, the Company is involved in various other claims and litigation. Management is of the opinion that any liability or loss resulting from such other claims or litigation will not have a material adverse impact on the Company's consolidated financial condition, results of operations, or cash flows.

  13.   Wholesale Distributors

    The Company distributes its products exclusively through independent wholesale distributors for resale to retailers such as liquor, wine and beer stores, restaurants, taverns, pubs, bars, and sporting arena. Accordingly, the Company is dependent upon these wholesale distributors to sell the Company's beer and to assist the Company in creating demand for, and promoting market acceptance of the Company's products and to provide adequate service to all retail customers. If a significant wholesale distributor were to discontinue selling, or decrease the level of orders, for the Company's products, the Company's business would be adversely affected in areas serviced by such wholesale distributors until the Company retained replacements.

    Sales to wholesale distributors representing greater than 10% of total net sales were as follows for the years ended December 31:

	1999	1998

Distributor A	$682,500	$1,549,000
Distributor B	299,300	304,500
Distributor C	332,000	382,400

  14.   Employee Benefit Plan:

    The Company sponsors a 401(k) defined contribution plan (the "Plan") covering substantially all officers and employees. The Plan permits participants to defer up to a maximum of 15% of their taxable compensation, not to exceed the statutory limit. The employee's contribution vests immediately. Employer matching contributions are made at the discretion of the Company and vest in accordance with a five-year graduated vesting schedule. The Company made no discretionary contributions to the Plan during the years ended December 31, 1999 and 1998.

  15.   Income Taxes

  The tax effects of the primary temporary differences giving rise to the Company's deferred tax asset (liability) at December 31, 1999 and 1998 are summarized below:

	1999	1998

Net operating loss carryforward	$ 2,217,000	$ 4,720,000
Other	52,000	25,000
Depreciation	(150,000)	(150,000)

	2,119,000	4,595,000
Valuation allowance	(2,119,000)	(4,595,000)

Net deferred taxes	$ —	$ —

    Realization of the net deferred tax asset at the balance sheet date is dependent on future earnings which are deemed uncertain at this time. Accordingly, a full valuation allowance was recorded against the asset.

  At December 31, 1999, the Company had net operating loss carry forwards of approximately $5,539,000 expiring between 2009 and 2019 available to offset future taxable income for federal income tax purposes. On August 24, 1999, there was a change in controlling interest of the Company (see Note 1). Pursuant to the Internal Revenue Code, this transaction significantly limits the ability of the Company to utilize the remaining cumulative tax operating loss carryforward which existed at the time of the ownership change. At this time, this limitation is estimated to be $203,000 annually which if fully utilized over the 20 year carryover period would result in utilization of the $4,060,000. In addition, the Company has post-change loss carryforwards of $1,479,000 which are not subject to the ownership change limitation.

  16.   Related Parties

  The Company currently leases its operating facilities from Blue II, which is wholly-owned by SIBG. The lease is recorded and accounted for as a capital lease (see Note 7). Total payments made to Blue II pursuant to this lease were $116,736 for the four-month period ended December 31, 1999.

  Effective August 24, 1999, the Company executed a demand promissory note with SIBG that enables the Company to borrow up to $5,000,000 from SIBG on a revolving basis (see Note 7). The availability of this credit line is subject to SIBG's ability to maintain its credit facility with a certain Cleveland, Ohio bank and may be limited to the extent other entities affiliated with SIBG have outstanding borrowings from SIBG. At December 31, 1999, additional amounts available to the Company from SIBG under this demand note was approximately $172,000. At March 31, 2000, additional amounts available to the Company from SIBG under this demand note was approximately $1,982,000. Total interest accrued to SIBG as of December 31, 1999 was $70,033.

  Effective August 24, 1999, the Company entered into a one-year management agreement with SIBG whereby SIBG provides to the Company administrative, financial, operational and strategic planning services. Under this agreement, the Company pays SIBG $30,000 per month for these services. For the year ended December 31, 1999, the Company paid SIBG $120,000 in the aggregate for these services.

  In addition, effective August 24, 1999, the Company entered into a production agreement with Crooked River Brewing Company, LLC ( "Crooked River") pursuant to which the Company has agreed to produce and package draft beer for Crooked River for up to four years including automatic renewals. Crooked River is controlled and predominantly owned by SIBG.

  17.   Supplemental Disclosure of Cash Flow Information

	1999	1998

Cash paid for interest	$562,030	$ 569,487
Supplemental disclosure of non-cash investing
and financing:
Stock issued to former officers	$200,000	—
Non-compete agreements issued in connection
with SIBG investment	$278,332	—
Fair value of stock issued in lieu of salary	$ 23,044	$ 28,142
Common stock issued to acquire assets	—	$2,268,249
Fair value of warrants issued in connection
with preferred stock	—	$ 74,600
Deemed dividend in connection with beneficial
conversion feature of preferred	—	$ 420,208
Common stock issued in connection with
preferred stock	—	$ 71,980