Form 10QSB/A
period 1999-03-31
FREDERICK BREWING CO
filed 2000-05-11
CIK 926978

                                 UNITED STATES

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549

                                 FORM 10-QSB/A


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 1999.

                                      or

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________________ to _____________________

                        Commission File Number: 0-27800

                             Frederick Brewing Co.
       -----------------------------------------------------------------
       (Exact name of small business issuer as specified in its charter)


               Maryland                                        52-1769647
---------------------------------------------             --------------------
(State or other jurisdiction of incorporation              (I.R.S. Employer
           or organization)                               Identification No.)


4607 Wedgewood Boulevard, Frederick, Maryland                     21703
---------------------------------------------                  -----------
 (Address of principal executive offices)                       (Zip Code)


                                (301) 694-7899
                   ----------------------------------------
               (Issuer's telephone number, including area code)


                                Not Applicable
             ----------------------------------------------------
             (Former name, former address and former fiscal year,
                         if changed since last report)

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [ X ] Yes [_] No

 Common Stock, $0.0004 Par Value                           1,802,005
 -------------------------------                -----------------------------
    (Title of Each Class)                       (Number of Shares Outstanding
                                                    as of March 31, 1999)

Transitional Small Business Disclosure Format (Check one):
Yes [_]      No [X]

                             FREDERICK BREWING CO.
                                  FORM 10-QSB
                                March 31, 1999


This Amendment No. 1 on Form 10-QSB/A (this "Amendment") amends and restates in full the disclosures made by the registrant, Frederick Brewing Co., in response to "ITEM 1.CONSOLIDATED FINANCIAL STATEMENTS" in its Form 10-QSB as originally filed with the Securities and Exchange Commission (the "Commission") via EDGAR transmission on July 7, 1999 (the "Original Filing"). The disclosures responsive to all of the other Items in the Original Filing are not affected by this Amendment but continue as set forth in the Original Filing without change. Notwithstanding the foregoing, the disclosures in the Original Filing, as amended by this Amendment, are subject to updating and supplementation by the disclosures contained in the filings made by the Company with the Commission for any period or as of any date subsequent to the quarter ended March 31, 1999, covered by the Original Filing.

The purpose of this Amendment No. 1 is to make the following restatements and reclassifications and clarifications:

In "ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS":

(i) To reclassify on the balance sheet the receipt of a $300,000 demand loan payable from a group of investors originally recorded as additional paid-in capital. As a result, short-term debt increased $300,000 and additional paid-in capital decreased by $300,000.

(ii) To reclassify on the balance sheet the redemption of 88 shares of preferred stock A. As a result, preferred stock A decreased by $33,175 and additional paid-in capital increased by $33,175.

(iii) To revise the discussion in the notes to the consolidated financial statements with respect to the above mentioned transactions.


In "Item 6. EXHIBITS AND REPORTS ON FORM 8-K": To include Exhibit 27.1 as of March 31, 1999, which serves to restate Exhibit 27.1, as of March 31, 1999, filed with the Original Filing, for the reclassifications previously mentioned.

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

Frederick Brewing Company
Consolidated Balance Sheets

                                                                        March 31, 1999
                                                                        --------------
                                                                          (Unaudited)
                                   ASSETS
Current assets:
Cash and cash equivalents                                                 $      7,862
Cash - restricted                                                         $     12,475
Trade receivables, net of allowance for doubtful accounts of $27,618           350,558
Inventories, net of reserve for obsolescence of $48,208                        811,058
Prepaid expenses, and other current assets                                     159,108
                                                                          ------------
Total current assets                                                         1,341,061

Property and equipment, net                                                  7,831,152
Intangibles, net of accumulated amortization of $146,619                       395,731
Goodwill, net of accumulated amortization of $318,980                        2,415,134
Other assets                                                                    72,396
                                                                          ------------
Total assets                                                              $ 12,055,474
                                                                          ============

                        LIABILITIES AND STOCKHOLDERS EQUITY
Current Liabilities
Current maturities of long-term debt                                      $  1,501,296
Capital lease obligations, current portion                                      44,717
Accounts payable                                                             1,474,948
Accrued liabilities                                                            129,643
                                                                          ------------
Total current liabilities                                                    3,150,604

Long-term debt                                                                 928,134
Capital lease obligations                                                    2,641,004
                                                                          ------------
Total liabilities                                                            6,719,742
                                                                          ------------

Stockholders' equity:
Preferred stock - $.01 par value, 1,000,000 shares authorized:
Cumulative, convertible Series A, 1,455 shares issued and outstanding          548,512
Convertible Series F, 776 shares issued and outstanding                        750,780
Convertible Series G, 303 shares issued and outstanding                        390,616
Common stock - $0.0004 par value, 19,000,000 shares authorized,
1,802,005 shares issued and outstanding                                            706
Additional paid-in capital                                                  20,658,321
Accumulated deficit                                                        (17,013,203)
                                                                          ------------
Total stockholders equity                                                    5,335,732
                                                                          ------------
Total liabilities and stockholders equity                                 $ 12,055,474
                                                                          ============

The accompanying notes are an integral part of these consolidated financial statements.

Frederick Brewing Company
Consolidated Statements of Operations

                                                          Three Months Ended March 31,
                                                         ------------------------------
                                                              1999            1998
                                                              ----            ----
                                                                   (Unaudited)
Gross sales                                                 $  990,958      $1,014,837
Less: Returns and allowances, and excise taxes                  66,856          48,194
                                                            ----------      ----------
Net sales                                                      924,102         966,643

Cost of sales                                                  861,977         816,773
                                                            ----------      ----------
Gross profit                                                    62,125         149,870

Selling, general and administrative expenses                   753,195         714,234
Amortization of deferred public relations costs                      -          68,062
                                                            ----------      ----------
Operating loss                                                (691,070)       (632,426)

Loss on sale of equipment                                            -          (2,660)
Interest expense, net                                          154,024         106,238
                                                            ----------      ----------
Net Loss                                                      (845,094)       (736,004)

Preferred stock deemed dividend requirements                         -         (28,627)
                                                            ----------      ----------
Net loss attributable to common shareholders                $ (845,094)     $ (764,631)
                                                            ==========      ==========

Basic and diluted loss per common share:
Net loss before preferred stock dividend requirements       $    (0.51)     $    (1.22)
Preferred stock dividend requirements                                -           (0.05)
                                                            ----------      ----------
Net loss per common share                                        (0.51)          (1.27)
                                                            ==========      ==========
Weighted average common shares (basic and diluted)           1,673,009         604,845

The accompanying notes are an integral part of these consolidated financial statements.

Frederick Brewing Company
Consolidated Statements of Cash Flows

                                                        Three Months Ended March 31,
                                                        ----------------------------
                                                            1999            1998
                                                            ----            ----
                                                                (Unaudited)
Cash flows from operating activities:
Net loss                                                   $(845,094)    $  (736,004)
Adjustments to reconcile net loss to net cash
for operating activities:
Depreciation and amortization                                283,660         236,277
Loss on writeoff of equity in minority interest                1,584               -
Amortization of deferred public relations costs                    -          68,062
Gain on sale of equipment                                          -          (2,660)
Change in operating assets and liabilities:
Trade receivables                                             60,425         (64,391)
Inventories                                                  (12,272)       (200,270)
Prepaid expenses and other current assets                     (1,202)       (185,507)
Other assets                                                       -         (31,678)
Accounts payable                                             259,720          45,226
Accrued liabilities                                          (48,008)       (570,325)
                                                           ---------     -----------
Net cash used in operating activities                       (301,187)     (1,441,270)
                                                           ---------     -----------

Cash flows from investing activities:
Purchase of property and equipment                            (6,109)       (288,066)
Purchase of intangibles                                       (1,708)              -
Proceeds from sale of equipment                                    -          16,800
                                                           ---------     -----------
Net cash used in investing activities                         (7,817)       (271,266)
                                                           ---------     -----------

Cash flows from financing activities:
Payments on debt obligations                                 (67,364)        (73,094)
Proceeds from debt obligations                               300,000               -
Payments on capital leases                                   (10,708)        (14,192)
Proceeds from issuance of common stock, net                    1,939               -
Restricted cash                                                    -         (12,475)
                                                           ---------     -----------
Net cash provided by/(used in) financing activities          223,867         (99,761)
                                                           ---------     -----------

Net decrease in cash and cash equivalents                    (85,137)     (1,812,297)

Cash and cash equivalents, beginning of period                92,999       2,612,880
                                                           ---------     -----------
Cash and cash equivalents, end of period                   $   7,862     $   800,583
                                                           =========     ===========

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

9.  Long-Term Debt

Long-term debt and the current maturity portion of long-term debt are $2,429,430 at March 31, 1999, itemized as follows: (1) a note payable of $1,155,422 to a major bank, collateralized by the Company's brewing equipment; (2) $953,852 payable to the United States Small Business Administration, collateralized by a secondary lien on the Company's brewery equipment; (3) $300,000 short-term loan from a consortium of investors, collateralized by the Company's rights in Wild Goose Brand trademarks, copyrights and other intellectual property; (4) $17,001 payable to a major bank, collateralized by the Company's automobiles and trucks; and (5) several shareholder loans payable totaling $3,155.

10. Capital Leases

The Company leases the land and building housing the brewery which qualify for capital lease treatment. The Capital lease and the current portion of the capital lease is 2,685,721 at March 31, 1999. The Company has the option to purchase the building after March 1, 2023 for $3,000,000.

11. Stockholders Equity

During the three months ended March 31, 1999 the Company issued 3,648,140 shares of common stock on the conversion of 88 shares of Series A preferred stock, 210 shares of Series E preferred stock, 224 shares of Series F preferred stock, and 197 shares of Series G preferred stock. In addition, 38,565 shares of common stock were issued to shareholders of the previous Wild Goose Brewery, Inc. as final settlement in the acquisition. Given the effects of the one for ten reverse stock split approved at the Company's March 23, 1999 Special Meeting of Stockholders, the above issuance accounted for 368,671 weighted average common shares. Weighted average common shares in total as of March 31, 1999 were 1,673,009.

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

                           FREDERICK BREWING COMPANY
    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
              FOR THE THREE MONTHS ENDED MARCH 31, 1999 and 1998

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

                                                  Percentage of Sales
                                                   Three Months Ended
                                                        March 31,
                                                   ------------------
                                                    1999       1998
                                                   -------    -------
          Gross sales                               107.2 %    $105.0 %
          Less returns, allowances, excise tax        7.2         5.0
                                                   ------     -------
          Net sales                                 100.0
                                                                100.0
          Cost of sales                              93.3
                                                                 84.5
          Gross (loss)/profit                        (6.7)       15.5
          Selling, general, and admin expenses       81.5        73.9
          Amortization of public relations costs      0.0         7.0
                                                   ------     -------
          Loss from operations                      (74.8)      (65.4)
          Loss on sale of equipment                   0.0        (0.2)
          Interest expense, net                      16.7        11.0
                                                   ------     -------
          Net loss                                  (91.5)%     (76.6)%
                                                   ------     -------

The following table lists revenues and costs on a per barrel basis for the first three months of 1999 and 1998.

                                          Revenues and Costs
                                          Three Months Ended
                                               March 31,
                                          ------------------
                                            1999      1998
                                          --------- --------
          Gross sales                       $177.08  $177.85
          Less: returns and excise taxes      11.95     8.45
          Cost of sales:
          Direct materials                    58.98    62.56
          Direct labor                        16.64    14.13
          Fixed production overhead           44.19    38.49
          Variable production overhead        34.22    27.97
          Total cost of sales                154.03   143.15
          Gross profit                        11.10    26.25

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

Liquidity and Capital Resources

Due to losses from operations since 1993, the Company has funded its operations primarily from private and public placements of common and preferred stock. As of March 31, 1999 the Company had a working capital deficit of $520,789. As of March 31, 1998, the Company had working capital of $743,764 primarily resulting from the sale of preferred stock.

Net cash used in investing activities was $7,817 during the three months ended March 31, 1999, and was used to purchase capital equipment. In the three months ended March 31, 1998, net cash used in investing was $271,266 which was used to purchase capital equipment.

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

Item 3. Defaults Upon Senior Securities

Due to the fact that certain long-term debt and capital lease obligations have been reclassified as current liabilities, the Company is in violation of modified covenants which require the Company to maintain a current ratio of not less that 1:1. For the three months ended March 31, 1999 the lender waived this violation given current efforts by the Company to refinance this debt.

Item 4. Submission of Matters to a Vote of Security Holders

Not Applicable

Item 5.  Exhibits and Reports on Form 8-K
(a) Exhibits Filed:

Index to Exhibits
10.1* Extension of Financing Agent Agreement with Westfinance Corp. dated May 4, 1999.
10.2* Extension of Merger & Acquisition Transaction Fee Agreement with West-finance Corp. dated May 4, 1999.
10.3* Forbearance Agreement by and among First Union National Bank, the Maryland Economic, Development Corporation, the Maryland Industrial Development Financing Authority, and Frederick Brewing Co. dated May 12, 1999.
10.4* Second Forbearance Agreement by and among First Union National Bank, the Maryland Economic, Development Corporation, the Maryland Industrial Development Financing Authority, and Frederick Brewing Co. dated June 4, 1999.
10.5* Convertible Note by and between Frederick Brewing Co. and Austost Anstalt Schaan dated June 2, 1999.
10.6* Convertible Note by and between Frederick Brewing Co. and World Capital Funding dated June 2, 1999.
10.7* Convertible Note by and between Frederick Brewing Co. and Fred Lenz dated June 2, 1999.
10.8* Convertible Note by and between Frederick Brewing Co. and Dean Dowda dated June 2, 1999.
10.9* Convertible Note by and between Frederick Brewing Co. and Ron Williams Sr. dated June 2, 1999.
10.10* Convertible Note by and between Frederick Brewing Co. and Ron Williams Jr. dated June 2, 1999.
10.11* Convertible Note by and between Frederick Brewing Co. and Balmore Funds S.A. dated June 2, 1999.
10.12* Common Stock Purchase Warrant by and between Frederick Brewing Co. and Austost Anstalt Schaan dated June 7, 1999.
10.13* Common Stock Purchase Warrant by and between Frederick Brewing Co. and World Capital Funding dated June 7, 1999.
10.14* Common Stock Purchase Warrant by and between Frederick Brewing Co. and Fred Lenz dated June 7, 1999.
10.15* Common Stock Purchase Warrant by and between Frederick Brewing Co. and Dean Dowda dated June 7, 1999.
10.16* Common Stock Purchase Warrant by and between Frederick Brewing Co. and Ron Williams Sr. dated June 7, 1999.
10.17* Common Stock Purchase Warrant by and between Frederick Brewing Co. and Ron Williams Jr. dated June 7, 1999.
10.18* Common Stock Purchase Warrant by and between Frederick Brewing Co. and Balmore Funds S.A. dated June 7, 1999.
10.19*  Exclusivity Agreement by and between Snyder International Brewing
        Group, LLC and Frederick Brewing Co. dated June 30, 1999.
27.1    Financial Data Schedule
99.1*   Safe Harbor Under the Private Securities Litigation Reform Act of 1995
99.2*   Press Release, January 27, 1999
99.3*   Press Release, January 28, 1999
99.4*   Press Release, February 11, 1999
99.5*   Press Release, April 9, 1999
99.6*   Press Release, April 28, 1999
99.7*   Press Release, April 23, 1999
99.8*   Press Release, June 30, 1999

______________

* Previously filed.

(b) Reports on Form 8-K
    As filed on April 15, 1999.
    As filed on April 23, 1999.

                                  SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             Frederick Brewing Co.


Date: July 2, 1999                           /s/ Kevin E. Brannon
      ------------------                     --------------------------------
                                             Kevin E. Brannon
                                             Chairman of the Board and
                                             Chief Executive Officer


Date: July 2, 1999                           /s/ Leslie P. Harper
      ------------------                     --------------------------------
                                             Leslie P. Harper
                                             Chief Financial Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant an in the capacities and on the dates indicated.


/s/ Kevin E. Brannon                                     Date: July 2, 1999
------------------------------------
Kevin E. Brannon
Chairman


/s/ Marjorie A. McGinnis                                 Date: July 2, 1999
------------------------------------
Marjorie A. McGinnis


/s/ Nicholas P. Foris, M.D.                              Date: July 2, 1999
------------------------------------
Nicholas P. Foris, M.D.


/s/ Carl R. Hildebrand                                   Date: July 2, 1999
------------------------------------
Carl R. Hildebrand


/s/ Jerome M. Pool                                       Date: July 2, 1999
------------------------------------
Jerome M. Pool


/s/ Maribeth Visco                                       Date: July 2, 1999
------------------------------------
Maribeth Visco