Form 10QSB/A
period 1999-09-30
FREDERICK BREWING CO
filed 2000-05-11
CIK 926978

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

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

                             FREDERICK BREWING CO.
                                  FORM 10-QSB
                              September 30, 1999

This Amendment No. 1 on Form 10-QSB/A (this "Amendment") amends and restates in full the disclosures made by the registrant, Frederick Brewing Co., in response to "ITEM 1.CONSOLIDATED FINANCIAL STATEMENTS" and "ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" in its Form 10-QSB as originally filed with the Securities and Exchange Commission (the "Commission") via EDGAR transmission on October 12, 1999 (the "Original Filing"). The disclosures responsive to all of the other Items in the Original Filing are not affected by this Amendment but continue as set forth in the Original Filing without change. Notwithstanding the foregoing, the disclosures in the Original Filing, as amended by this Amendment, are subject to updating and supplementation by the disclosures contained in the filings made by Frederick Brewing with the Commission for any period or as of any date subsequent to the quarter ended September 30, 1999, covered by the Original Filing.

The purpose of this Amendment No. 1 is to make the following restatements and reclassifications and clarifications:

In "Item 1. CONSOLIDATED FINANCIAL STATEMENTS":

(i) To restate the statement of operations to reflect a compensation charge of $200,000 resulting from the issuance of 126,478 shares of common stock to former officers as severance compensation. As a result, selling, general and administrative expenses increased by $200,000 and additional paid-in capital increased by $200,000.

(ii) To reclassify on the balance sheet withheld payroll used to purchase common shares in the third quarter ended September 30, 1999. As a result, accrued liabilities decreased by $23,044 and additional paid-in capital increased by $23,044.

(iii) To restate the balance sheet to reflect an additional $77,569 payable. As a result, gain on forgiveness of debt was decreased and accounts payable was increased by $77,569.

(iv) To revise the discussion in the notes to the consolidated financial statements with respect to the above mentioned transactions as well as Frederick Brewing's issuance of variance warrants to purchase common stock as disclosed in note 15 -- Stockholders' Equity.

In "Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS":

To revise the discussion under "Results of Operations - Selling, General and Administrative Expenses, Extraordinary Gain on Forgiveness of Debt (net) and Net Operating Loss" for the previously mentioned restated items.

In "Item 6. EXHIBITS AND REPORTS ON FORM 8-K": To include Exhibit 27.1 as of September 30, 1999, which serves to restate Exhibit 27.1, as of September 30, 1999, filed with the Original Filing, for the restatements and reclassifications previously mentioned.

                             FREDERICK BREWING CO.
                             INDEX TO FORM 10-QSB
                              September 30, 1999

PART I.  FINANCIAL INFORMATION                                                                3

Item 1.  Financial Statements                                                                 3

Consolidated Balance Sheet (unaudited) - September 30, 1999                                   3

Consolidated Statements of Operations (unaudited) -for the three and nine months
ended September 30, 1999 and 1998                                                             4

Consolidated Statements of Cash Flows (unaudited) -for the three and nine months
ended September 30, 1999 and 1998                                                             5

Notes to Consolidated Financial Statements (unaudited)                                        6

Item 2.  Management's Discussion and Analysis of Financial Condition and Results
         of Operations                                                                       12

PART II.  OTHER INFORMATION                                                                  26

Item 1.  Legal Proceedings                                                                   26

Item 2.  Changes in Securities and Use of Proceeds                                           26

Item 3.  Defaults Upon Senior Securities                                                     27

Item 6.  Exhibits and Reports on Form 8-K                                                    28

SIGNATURES                                                                                   32


PART I.  FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS

                             FREDERICK BREWING CO.
                          Consolidated Balance Sheet
                              September 30, 1999
                                                                  September 30,
                                                                     1999
                                                                  -------------
                                                                   (Unaudited)
                                    ASSETS
Current assets:
     Cash and cash equivalents                                    $     69,932
     Cash - restricted                                                 312,475
     Trade receivables, net of allowance for doubtful
      accounts of $31,716                                              409,901
     Inventories, net of reserve for obsolescence of $74,313           545,201
     Prepaid expenses and other current assets                         258,707
                                                                  ------------
        Total current assets                                         1,596,216

Property and equipment, net of accumulated depreciation of
 $1,725,036                                                          7,743,936
Intangibles, net of accumulated amortization of $128,688               524,270
Goodwill, net of accumulated amortization of $9,321                    932,140
Other assets                                                             1,460
                                                                  ------------
        Total assets                                              $ 10,798,022
                                                                  ============

                     LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
     Current maturities of long-term debt                         $  2,171,691
     Capital lease obligations, current portion                         44,717
     Accounts payable                                                1,201,728
     Accrued liabilities                                               442,903
                                                                  ------------
        Total current liabilities                                    3,861,039

Long-term debt                                                          84,151
Capital lease obligations                                            2,618,655
                                                                  ------------
        Total liabilities                                            6,563,845
                                                                  ------------

Stockholders' equity:
     Preferred stock - $0.01 par value, 1,000,000 shares
      authorized:
        Cumulative, convertible Series A, 1,455 shares issued
         and outstanding                                               548,512
        Common stock - $0.0004 par value, 19,000,000 shares
         authorized, 8,596,211 shares issued and outstanding             3,439
        Additional paid-in capital                                  23,861,881
        Accumulated deficit                                        (20,179,655)
                                                                  ------------
         Total stockholders' equity                                  4,234,177
                                                                  ------------

         Total liabilities and stockholders' equity               $ 10,798,022
                                                                  ============

The accompanying notes are an integral part of these consolidated financial statements.

                             FREDERICK BREWING CO.
                     Consolidated Statements of Operations
        For the Three and Nine Months Ended September 30, 1999 and 1998

                                                                        Three Months Ended                 Nine Months Ended
                                                                           September 30,                     September 30
                                                                        ------------------                 -----------------
                                                                    1999                 1998            1999             1998
                                                                 -----------          -----------    -----------      -------------
                                                                          (Unaudited)                          (Unaudited)
Gross sales                                                      $   810,014          $1,603,212      $ 2,804,522      $  4,213,059
Less:  Returns and allowances, and excise taxes                      441,159             189,595          618,053           490,340
                                                                 -----------          ----------      -----------      ------------
   Net sales                                                         368,855           1,413,617        2,186,469         3,722,719

   Cost of sales                                                     869,958           1,071,373        2,627,185         2,851,091
                                                                 -----------          ----------      -----------      ------------
   Gross profit (loss)                                              (501,103)            342,244         (440,716)          871,628

Selling, general and administrative expenses                       1,135,188             863,277        2,437,779         2,665,688
Impairment of goodwill                                             1,359,751                  --        1,359,751                --
Minority interest in joint venture                                        --               4,985               --             4,985
Amortization of deferred public relations costs                           --                  --               --         1,089,000
                                                                 -----------          ----------      -----------      ------------
   Operating loss                                                 (2,996,042)           (526,018)      (4,238,246)       (2,888,045)

Loss on sale of equipment                                              2,123                  --            2,123            99,545
Interest expense, net                                                151,996             209,475          502,537           419,910
                                                                 -----------          ----------      -----------      ------------
Loss before extraordinary gain on forgiveness
  of debt                                                         (3,150,163)           (735,493)      (4,742,906)       (3,407,500)
Extraordinary gain on forgiveness of debt, net                       731,360                  --          731,360                --
                                                                 -----------          ----------      -----------      ------------
   Net loss                                                       (2,418,801)           (735,493)      (4,011,546)       (3,407,500)

Preferred stock deemed dividend requirement                               --            (247,000)              --          (275,627)
                                                                 -----------          ----------      -----------      ------------
Net loss attributable to common stockholders                     $(2,418,801)         $ (982,493)     $(4,011,546)     $ (3,683,127)
                                                                 ===========          ==========      ===========      ============

Basic and diluted loss per common share:
   Net loss before extraordinary item and
    preferred stock dividend requirement                         $     (0.71)         $    (0.54)     $     (1.77)     $      (3.65)
   Extraordinary item                                                    .17                  --              .27                --
   Preferred stock dividend requirement                                   --               (0.18)              --             (0.29)
                                                                 -----------          ----------      -----------      ------------
   Net loss per common share                                           (0.54)         $    (0.72)     $     (1.50)     $      (3.94)
                                                                 ===========          ==========      ===========      ============

Weighted average common shares (basic
 and diluted)                                                      4,490,972           1,356,275        2,670,414           934,672

The accompanying notes are an integral part of these consolidated financial statements.

                             FREDERICK BREWING CO.
                     Consolidated Statements of Cash Flows
        For the Three and Nine Months ended September 30, 1999 and 1998

                                                                        Three Months Ended                 Nine Months Ended
                                                                           September 30,                     September 30
                                                                        ------------------                 -----------------
                                                                    1999                 1998            1999             1998
                                                                 -----------          -----------    -----------      -------------
                                                                          (Unaudited)                          (Unaudited)
Cash flows from operating activities:
  Net loss                                                       $(2,418,801)          $(735,493)     $(4,011,546)      $(3,407,500)
  Adjustments to reconcile net loss to
  net cash used in operating activities:
       Depreciation and amortization                                 323,109             270,178          894,139           774,401
       Gain on forgiveness of debt                                  (731,360)                 --         (731,360)               --
       Goodwill impairment                                         1,359,751                  --        1,359,751                --
       Compensation charges for fair value of stock
        issued in lieu of salary                                      23,044                  --           23,044                --
       Compensation charges for issuance of stock
        to former officers                                           200,000                  --          200,000                --
       Equity investment in joint venture                                 --                (384)              --              (384)
       Amortization of deferred public
       relations costs                                                    --                  --               --         1,089,000
  Loss on sale of equipment                                            2,123                  --            2,123            99,545
  Change in operating assets and liabilities:
       Trade receivables                                             (34,814)           (158,113)           1,082          (495,244)
       Inventories                                                    44,355             (75,474)         126,655          (438,301)
       Prepaid expenses, and other current assets                   (100,375)            (85,174)        (100,801)         (221,190)
       Other assets                                                   70,936              13,266          197,866            (9,830)
       Accounts payable                                             (393,506)            359,647           46,591           931,979
       Accrued liabilities                                           309,354            (190,990)         288,296           (91,076)
                                                                 -----------           ---------      -----------       -----------
  Net cash used in operating activities                           (1,346,184)           (602,537)      (1,704,160)       (1,768,600)
                                                                 -----------           ---------      -----------       -----------

Cash flows from investing activities:
  Change in restricted cash                                         (300,000)                 --         (300,000)               --
  Purchase of property and equipment                                (202,500)            (87,123)        (354,780)         (320,356)
  Purchase of intangibles                                                 --             (14,463)          (2,355)         (105,174)
  Purchases of business, net of cash acquired                             --                  --               --          (834,611)
  Proceeds from sale of equipment                                      5,250                  --            5,250            94,060
                                                                 -----------           ---------      -----------       -----------
  Net cash used in investing activities                             (497,250)           (101,586)        (651,885)       (1,166,081)
                                                                 -----------           ---------      -----------       -----------

Cash flows from financing activities:
  Proceeds from borrowings                                         2,204,691                  --        2,815,751                --
  Payments on debt obligations and capital
  leases                                                          (2,139,692)            (96,717)      (2,326,567)         (283,222)
  Proceeds from issuance of preferred
  stock, net                                                              --             359,100               --           359,100
  Proceeds from issuance of common
  stock, net                                                       1,841,856             436,000        1,843,794           436,000
                                                                 -----------           ---------      -----------       -----------
  Net cash provided by/(used in)
  financing activities                                             1,906,855             698,383        2,332,978           511,878
                                                                 -----------           ---------      -----------       -----------

Net increase/(decrease) in cash and cash
equivalents                                                           63,421              (5,740)         (23,067)       (2,422,803)

Cash and cash equivalents, beginning of period                         6,511             195,817           92,999         2,612,880
                                                                 -----------           ---------      -----------       -----------
Cash and cash equivalents, end of period                         $    69,932           $ 190,077      $    69,932       $   190,077
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

3.   Extraordinary Gain on Forgiveness of Debt

On August 24, 1999, in order to facilitate SIBG's investment in Frederick Brewing, a number of Frederick Brewing's creditors forgave amounts owed to Frederick Brewing totaling $824,662. One of the creditors was a financial institution for which Frederick Brewing had unamortized debt costs of $93,302 that were expensed. The net amount of $731,360 of debt forgiveness has been recorded in the statement of operations for the period ended September 30, 1999 as an extraordinary gain on forgiveness of debt.

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

15.  Stockholders' Equity

During the three months ended September 30, 1999, Frederick Brewing issued 6,750,452 shares of common stock. The additional shares consisted of (i) 4,447,104 shares issued to SIBG, (ii) 1,552,000 shares issued to former Series F preferred stockholders upon conversion of their preferred stock, (iii) 603,140 shares issued to former Series G preferred stockholders upon conversion of their preferred stock and (iv) 148,208 shares issued to former officers and employees of Frederick Brewing. Total weighted common shares for the three and nine months ended September 30, 1999 were 4,490,072 and 2,670,414, respectively.

The Company incurred a $200,000 compensation charge related to the issuance of 126,478 shares to former officers of the Company.

The Company issued 500,000 warrants to purchase common stock in June 1999 to a group of investors who had loaned the Company $500,000. The loan was repaid in August 1999. These warrants were immediately exercisable at $0.375 per share. The Company determined the aggregate fair value of the warrants at the time of the grant was not material. These warrants were cancelled in August 1999 concurrent with the SIBG transaction (see Note 1). Additionally, 500,000 new warrants to purchase common stock were issued to this same group of investors in conjunction with the SIBG transaction whereas each warrant is exercisable at $0.50. These warrants are exercisable immediately and expire in August 2002. The Company determined the aggregate fair value of these warrants at the time of grant to be approximately $502,300 which is recorded on the balance sheet as deferred compensation and additional paid-in capital in the equity section until such time the warrants are exercised.

In August 1999, the Company issued 132,000 warrants to purchase common stock to the former owners of Blue II as settlement of back rent and late charges. These warrants are exercisable upon grant at $1.00 each and expire in August 2002. These warrants remain outstanding at September 30, 1999.

The Company also issued warrants to purchase shares of common stock to SIBG at an exercise price of $0.01 per share. These warrants become exercisable solely in the event that warrants, options, or convertible securities of the Company outstanding at September 30, 1999, are exercisable, but remain outstanding.

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


                                 Percentage of Net Sales


                                                   Three Months Ended            Nine Months Ended
                                                       September 30                 September 30
                                                   -------------------           -----------------
                                                   1999           1998           1999         1998
                                                   ----           ----           ----         ----
                                                       (Unaudited)                  (Unaudited)

Gross Sales                                        219.6%         113.4%        128.3%       113.2%
Less:  Returns and allowances, and
  excise taxes                                     119.6           13.4          28.3         13.2
                                                  ------          -----        ------        -----
Net sales                                          100.0          100.0         100.0        100.0
Cost of sales                                      235.9           75.8         120.2         76.6
                                                  ------          -----        ------        -----
Gross profit/(loss)                               (135.9)          24.2         (20.2)        23.4
Selling, general and administrative
  expenses                                         307.8           61.4         111.5         71.7
Impairment of goodwill                             368.6            0.0          62.2          0.0
Amortization of deferred public
  relations costs                                    0.0            0.0           0.0         29.3
                                                  ------          -----        ------        -----
Operating loss                                    (812.3)         (37.2)       (193.9)       (77.6)
Loss on sale of equipment                            0.6            0.0           0.0          2.7
Interest expense, net                               41.2           14.8          23.0         11.3
                                                  ------          -----        ------        -----
Loss before extraordinary gain on                 (854.1)         (52.0)       (216.9)       (91.6)
  forgiveness of debt
Extraordinary gain on forgiveness
  of debt, net                                     198.3            0.0          33.4          0.0
Net Loss                                          ------          -----        ------        -----
                                                  (655.8)         (52.0)       (183.5)       (91.6)

Per Barrel Operating Data

                                                  Three Months Ended          Nine Months Ended
                                                     September 30                September 30
                                                     ------------                ------------
                                                  1999           1998         1999          1998
                                                  ----           ----         ----          ----
                                                       (Unaudited)                (Unaudited)
Barrels sold                                       5,091          9,233       16,404        23,800
Gross sales per barrel sold                      $159.11        $173.64      $170.97       $177.02
Less:  Returns and allowances, and
  excise taxes                                     86.66          20.53        37.68         20.60
                                                 -------        -------      -------       -------
Net sales per barrel sold                        $ 72.45        $153.11      $133.29       $156.42
Cost of sales per barrel sold                     170.88         116.04       160.16        119.79
                                                 -------        -------      -------       -------
Gross profit per barrel sold                     $(98.43)       $ 37.07      $(26.87)      $ 36.63

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

Selling, General and Administrative Expenses

Selling, general, and administrative expenses increased $271,911, or approximately 31.5%, to $1,135,188 for the third quarter of 1999 from $863,277 for the comparable period in 1998. This increase was due, in part, to (i) a $200,000 compensation charge related to 126,478 shares issued to former officers of Frederick Brewing, (ii) a $30,000 monthly management fee paid by Frederick Brewing to SIBG, and (iii) consulting fees paid to former senior executive officers of Frederick Brewing.

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

Extraordinary Gain on Forgiveness of Debt (net)

The net amount of extraordinary gain on forgiveness of debt for the third quarter of 1999 was $731,360 as compared to $0.00 for the comparable period in 1998. In order to facilitate SIBG's investment in Frederick Brewing, a number of Frederick Brewing's creditors forgave amounts owed to Frederick Brewing totalling $824,662. One of the creditors was a financial institution for which Frederick Brewing had unamortized debt costs of $93,302 that were expensed.

Net Operating Loss

A net loss of $2,418,801 or $0.54 per weighted-average common share was incurred during the third quarter of 1999, compared to a net loss of $982,493 or $0.72 per weighted-average common share for the comparable period in 1998, an increase of $1,436,308 or approximately 146.2%.

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

Selling, General and Administrative Expenses

SG&A expenses for the nine months ended September 30, 1999 decreased
$227,909, or approximately 8.5%, to $2,437,779 from $2,665,688 for the comparable period in 1998. The decrease was due, in part, to (i) a $200,000 compensation charge related to 126,478 shares issued to former officers of Frederick Brewing, (ii) a reduction of $629,662 in sales and marketing costs,
(iii) an increase in the $30,000 monthly management fee paid by Frederick Brewing to SIBG, and (iv) an increase in consulting fees paid to former senior executive officers of Frederick Brewing.

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

Extraordinary Gain on Forgiveness of Debt (net)

The net amount of extraordinary gain on forgiveness of debt for the nine months ended September 30, 1999 was $731,360 as compared to $0.00 for the comparable period in 1998. In order to facilitate SIBG's investment in Frederick Brewing, a number of Frederick Brewing's creditors forgave amounts owed to Frederick Brewing totalling $824,662. One of the creditors was a financial institution for which Frederick Brewing had unamortized debt costs of $93,302 that were expensed.

Net Operating Loss

A net loss of $4,011,546 or $1.50 per weighted-average common share was incurred for the nine months ended September 30, 1999, compared to a net loss of $3,683,127 or $3.94 per weighted-average common share for the comparable period of 1998, an increase of $328,419 or approximately 8.9%.

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

Risk. Year 2000 risk involves a "worst case scenario" which would comprise of system errors or failures, business interruptions and the inability to engage in normal business practices.

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

     . Under the promissory note in favor of SIBG, Frederick Brewing has incurred debt obligations of approximately $2.2 million in principal amount and may borrow additional amounts up to $5.0 million in principal amount. There can be no assurance that SIBG will not have to demand repayment of these amounts if the financial institution that provides the funding for these loans to SIBG demands repayment from SIBG. If SIBG demands

     . repayment of the note, there can be no assurance that Frederick will be able to obtain alternative financing or if such alternative financing is obtained, there can be no assurance as to the terms of the financing.

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

Frederick Brewing also has been the subject of legal actions that were initiated by certain of its unsecured creditors. While no single action was, by itself, material, the total amount sought exceeded $35,000. In connection with SIBG's investment in Frederick Brewing, Frederick Brewing successfully negotiated with many of its unsecured and secured creditors to obtain substantial reductions in its secured debt and accounts payable. In the aggregate, Frederick Brewing estimates that these debt forgiveness arrangements reduced its outstanding indebtedness by approximately $800,000.

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

In order to facilitate SIBG's investment in Frederick Brewing, Frederick
Brewing entered into a Restructuring Agreement on August 24, 1999 with SIBG, Austost Anstalt Schaan, Balmore Funds S.A., Ron S. Williams, Sr., Ron Williams, Jr., Dean Dowda, Fred Lenz, World Capital Funding, LLC, The Augustine Fund, L.P., Jimmy Dean, Congregation Beth Moredechai and Bertek, Inc. Pursuant to the Restructuring Agreement, the holders of all of Frederick Brewing's Series F Convertible Preferred Stock, par value $.01 per share, and Series G Convertible Preferred Stock, par value $0.01 per share, converted their preferred stock into an aggregate of 2,155,140 newly issued shares of Company common stock. Pursuant to the Restructuring Agreement, the holders of Common Stock Purchase Warrants, dated June 7, 1999, entered into Amended and Restated Common Stock Purchase Warrants to purchase 500,000 shares of Company common stock at an exercise price of $0.50 per share. This exercise price and the number of shares of Company common stock issuable upon exercise of the amended warrants are subject to certain adjustments for dividends, stock splits and the like. Frederick Brewing determined the Aggregate Fair Value of these warrants at the time of grant to be approximately $502,300 which is recorded on the balance sheet as deferred compensation and additional paid-in capital in the equity section until such time the warrants are exercised. Frederick Brewing utilized the exemption from registration provided by Section 3(a)(9) of the Securities Act in connection with the issuance of Frederick Brewing common stock and the amended warrants.

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

During the three months ended September 30, 1999, Frederick Brewing issued 148,208 shares of Company common stock to former employees of Frederick Brewing in lieu of salary amounts owed to such employees. Frederick Brewing incurred a $200,000 compensation charge related to the issuance of 126,478 shares to former officers of Frederick Brewing.

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

Item 6.        Exhibits and Reports on Form 8-K
               --------------------------------

a.    Exhibits

Except as otherwise indicated, the following Exhibits are filed herewith and made a part hereof:

Exhibit No.                      Description
-----------                      -----------

4.1(1) Amended and Restated Common Stock Purchase Warrant by Frederick Brewing Co. in favor of Austost Anstalt Schaan, dated August 24, 1999

4.2(1) Amended and Restated Common Stock Purchase Warrant by Frederick Brewing Co. in favor of Balmore Funds S.A., dated August 24, 1999

4.3(1) Amended and Restated Common Stock Purchase Warrant by Frederick Brewing Co. in favor of Ron Williams, Sr., dated August 24, 1999

4.4(1) Amended and Restated Common Stock Purchase Warrant by Frederick Brewing Co. in favor of Ron Williams, Jr., dated August 24, 1999

4.5(1) Amended and Restated Common Stock Purchase Warrant by Frederick Brewing Co. in favor of Dean Dowda, dated August 24, 1999


4.6(1) Amended and Restated Common Stock Purchase Warrant by Frederick Brewing Co. in favor of Fred Lenz, dated August 24, 1999

4.7(1) Amended and Restated Common Stock Purchase Warrant by Frederick Brewing Co. in favor of World Capital Funding, LLC, dated August 24, 1999

4.8(1) Common Stock Purchase Warrant by Frederick Brewing Co. in favor of Edward D. Scott, dated August 24, 1999

4.9(1) Common Stock Purchase Warrant by Frederick Brewing Co. in favor of Catherine D. Scott, dated August 24, 1999

4.10(1)          Common Stock Purchase Warrant by Frederick
                 Brewing Co. in favor of Nicholas P. Foris, dated
                 August 24, 1999

4.11(1) Common Stock Purchase Warrant by Frederick Brewing Co. in favor of Robert Schuerholz, dated August 24, 1999

4.12(1) Common Stock Purchase Warrant by Frederick Brewing Co. in favor of Vishnampet S. Jayanthimath, dated August 24, 1999

10.1(2) Investment Agreement, dated August 24, 1999, by and between Snyder International Brewing Group, LLC and Frederick Brewing Co.

10.2(2) Restructuring Agreement, dated August 24, 1999, by and among Frederick Brewing Co., Snyder International Brewing Group, LLC, Austost Anstalt Schaan, Balmore Funds S.A., Ron S. Williams, Sr., Ron Williams, Jr., Dean Dowda, Fred Lenz, World Capital Funding, LLC, The Augustine Fund, L.P., Jimmy Dean, Congregation Beth Moredechai and Bertek, Inc.

10.3(2) Transition Agreement, dated August 24, 1999, by and between Kevin E. Brannon and Frederick Brewing Co.

10.4(2) Transition Agreement, dated August 24, 1999, by and between Marjorie A. McGinnis and Frederick Brewing Co.

10.5(2) Escrow Agreement, dated August 24, 1999, by and among Frederick Brewing Co., Key Trust Company, N.A., Kevin E. Brannon and Marjorie A. McGinnis

10.6(2) Common Stock Purchase Warrant, dated August 24, 1999, by Frederick Brewing Co. in favor of Snyder International Brewing Group, LLC

10.7(2) Settlement Agreement, dated August 24, 1999, by and between First Union National Bank and Signet Bank

10.8(2)          Settlement Agreement, dated August 19, 1999, by and among U.S.
                 Small Business Administration, Snyder International Brewing Group, LLC and Frederick Brewing Co.

10.9(4) Production Agreement, dated as of August 24, 1999, by and between Crooked River Brewing Company, LLC and Frederick Brewing Co.

10.10(4) Management Agreement, dated as of August 24, 1999, by and between Snyder International Brewing Group, LLC and Frederick Brewing Co.

10.11(4) Demand Promissory Note, dated August 30, 1999, by Frederick Brewing Co. in favor of Snyder International Brewing Group, LLC

16.1(3)          Letter of BDO Siedman, LLP, dated October 21, 1999, to the U.S.
                 Securities and Exchange Commission

27.1             Financial Data Schedule

99.1(2)          Press release, dated August 26, 1999

        b.  Reports on Form 8-K

Frederick Brewing filed a Current Report on Form 8-K, dated August 24, 1999, reporting under Items 1 and 5.

Frederick Brewing filed a Current Report on Form 8-K, dated October 22, 1999, reporting under Item 4.

______________________

(1) Filed as an Exhibit to the Schedule 13D, dated August 24, 1999, and incorporated herein by this reference.

(2) Filed as an Exhibit to Frederick Brewing's Current Report on Form 8-K, dated August 24, 1999, and incorporated herein by this reference.

(3) Filed as an Exhibit to Frederick Brewing's Current Report on Form 8-K, dated October 22, 1999, and incorporated herein by this reference.

(4) Previously Filed as an Exhibit to Frederick Brewing's Quarterly Report on Form 10-QSB for the period ending September 30, 1999.

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


                                 FREDERICK BREWING CO.



Date: November 15, 1999          /s/ C. David Snyder
                                 -------------------
                                 C. David Snyder
                                 Chairman of the Board,
                                 Chief Executive Officer and Treasurer



Date: November 15, 1999          /s/ James M. Gehrig
                                 -------------------
                                 James M. Gehrig
                                 Chief Financial Officer

                             FREDERICK BREWING CO.

                                 EXHIBIT INDEX

EXHIBIT     DESCRIPTION
-------     -----------

4.1(1) Amended and Restated Common Stock Purchase Warrant by Frederick Brewing Co. in favor of Austost Anstalt Schaan, dated August 24, 1999

4.2(1) Amended and Restated Common Stock Purchase Warrant by Frederick Brewing Co. in favor of Balmore Funds S.A., dated August 24, 1999

4.3(1) Amended and Restated Common Stock Purchase Warrant by Frederick Brewing Co. in favor of Ron Williams, Sr., dated August 24, 1999

4.4(1) Amended and Restated Common Stock Purchase Warrant by Frederick Brewing Co. in favor of Ron Williams, Jr., dated August 24, 1999

4.5(1) Amended and Restated Common Stock Purchase Warrant by Frederick Brewing Co. in favor of Dean Dowda, dated August 24, 1999

4.6(1) Amended and Restated Common Stock Purchase Warrant by Frederick Brewing Co. in favor of Fred Lenz, dated August 24, 1999

4.7(1) Amended and Restated Common Stock Purchase Warrant by Frederick Brewing Co. in favor of World Capital Funding, LLC, dated August 24, 1999

4.8(1) Common Stock Purchase Warrant by Frederick Brewing Co. in favor of Edward D. Scott, dated August 24, 1999

4.9(1) Common Stock Purchase Warrant by Frederick Brewing Co. in favor of Catherine D. Scott, dated August 24, 1999

4.10(1) Common Stock Purchase Warrant by Frederick Brewing Co. in favor of Nicholas P. Foris, dated August 24, 1999

4.11(1) Common Stock Purchase Warrant by Frederick Brewing Co. in favor of Robert Schuerholz, dated August 24, 1999

4.12(1) Common Stock Purchase Warrant by Frederick Brewing Co. in favor of Vishnampet S. Jayanthimath, dated August 24, 1999

10.1(2) Investment Agreement, dated August 24, 1999, by and between Snyder International Brewing Group, LLC and Frederick Brewing Co.

10.2(2) Restructuring Agreement, dated August 24, 1999, by and among Frederick Brewing Co., Snyder International Brewing Group, LLC, Austost Anstalt Schaan, Balmore Funds S.A., Ron S. Williams, Sr., Ron Williams, Jr., Dean Dowda, Fred Lenz, World Capital Funding, LLC, The Augustine Fund, L.P., Jimmy Dean, Congregation Beth Moredechai and Bertek, Inc.

10.3(2) Transition Agreement, dated August 24, 1999, by and between Kevin E. Brannon and Frederick Brewing Co.

10.4(2)     Transition Agreement, dated August 24, 1999, by and between Marjorie
            A. McGinnis and Frederick Brewing Co.

10.5(2) Escrow Agreement, dated August 24, 1999, by and among Frederick Brewing Co., Key Trust Company, N.A., Kevin E. Brannon and Marjorie
            A. McGinnis

10.6(2) Common Stock Purchase Warrant, dated August 24, 1999, by Frederick Brewing Co. in favor of Snyder International Brewing Group, LLC

10.7(2) Settlement Agreement, dated August 24, 1999, by and between First Union National Bank and Signet Bank

10.8(2) Settlement Agreement, dated August 19, 1999, by and among U.S. Small Business Administration, Snyder International Brewing Group, LLC and Frederick Brewing Co.

10.9(4) Production Agreement, dated as of August 24, 1999, by and between Crooked River Brewing Company, LLC and Frederick Brewing Co.

10.10(4) Management Agreement, dated as of August 24, 1999, by and between Snyder International Brewing Group, LLC and Frederick Brewing Co.

10.11(4) Demand Promissory Note, dated August 30, 1999, by Frederick Brewing Co. in favor of Snyder International Brewing Group, LLC

16.1(3) Letter of BDO Siedman, LLP, dated October 21, 1999, to the U.S. Securities and Exchange Commission

27.1        Financial Data Schedule

99.1(2)     Press release, dated August 26, 1999

------------------------

(1) Filed as an Exhibit to the Schedule 13D, dated August 24, 1999, and incorporated herein by this reference.

(2) Filed as an Exhibit to Frederick Brewing's Current Report on Form 8-K, dated August 24, 1999, and incorporated herein by this reference.

(3) Filed as an Exhibit to Frederick Brewing's Current Report on Form 8-K, dated October 22, 1999, and incorporated herein by this reference.

(4) Filed as an Exhibit to Frederick Brewing's Quarterly Report on Form 10-QSB for the period ending September 30, 1999.