Form 10QSB
period 2000-03-31
FREDERICK BREWING CO
filed 2000-05-15
CIK 926978

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  Form 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934, For the quarterly period ended March 31, 2000.
                                       or
[_]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT.

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

      Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes    X    No _________
    ------

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

  Common Stock, $0.0004 par value       8,596,211
  (Title of Each Class)                 (Number of shares outstanding as
                                        of May 9, 2000)
Transitional Small Business Disclosure Format: (check one):
Yes [_]                         No [X]

                             FREDERICK BREWING CO.
                             INDEX TO FORM 10-QSB
                                March 31, 2000

                                                                       PAGE NO.
PART I.   FINANCIAL INFORMATION                                        --------

Item 1.   Financial Statements

          Consolidated Balance Sheet (unaudited) - March 31, 2000             3

          Consolidated Statements of Operations (unaudited) -
           for the three months ended March 31, 2000 and 1999                 4

          Consolidated Statements of Cash Flows (unaudited) -
           for the three months ended March 31, 2000 and 1999                 5

          Notes to Consolidated Financial Statements (unaudited)              6

Item 2.   Management's Discussion and Analysis of Financial
           Condition and Results of Operations                             7-12

PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings                                                  13

Item 6.   Exhibits and Reports on Form 8-K                                   13

SIGNATURES                                                                   14

PART I.        FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS


                             FREDERICK BREWING CO.
                          Consolidated Balance Sheet
                                March 31, 2000
                                  (Unaudited)

                                         ASSETS
Current assets:
          Cash and cash equivalents                                                        $    107,227
          Cash-restricted                                                                       113,883
          Trade receivables, net of allowance for doubtful accounts of $31,715                  219,162
          Inventories, net of obsolescence reserve of $50,173                                   475,821
          Prepaid expenses and other current assets                                              91,318
                                                                                           ------------
               Total current assets                                                           1,007,411
Property, plant and equipment, net of accumulated depreciation of $1,985,422                  7,574,552
Intangibles, net of accumulated amortization of $242,392                                        378,157
Goodwill, net of accumulated amortization of $65,250                                            876,211
                                                                                           ------------
               Total assets                                                                $  9,836,331
                                                                                           ============

                         LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
          Current maturities long-term debt                                                $  2,979,505
          Capital lease obligations, current portion                                             51,540
          Accounts payable                                                                    1,100,530
          Accrued liabilities                                                                   638,455
                                                                                           ------------
               Total current liabilities                                                      4,770,030
Long term debt                                                                                   84,151
Capital lease obligations                                                                     2,588,140
                                                                                           ------------
               Total liabilities                                                              7,442,321
                                                                                           ------------
Stockholders' equity:
Preferred Stock - $0.01 par value, 1,000,000 shares authorized:
          Cumulative, convertible Series A, 1,455 shares issued and outstanding                 548,512
Common Stock - $.0004 par value, 19,000,000 shares authorized and 8,596,211 shares
          issued and outstanding                                                                  3,439
Additional paid-in capital                                                                   23,861,881
Accumulated deficit                                                                         (22,019,822)
                                                                                           ------------

               Total stockholders' equity                                                     2,394,010
                                                                                           ------------

               Total liabilities and stockholders' equity                                  $  9,836,331
                                                                                           ============

The accompanying notes are an integral part of these consolidated financial statements.

                             FREDERICK BREWING CO.
                     Consolidated Statements of Operations
              For the Three Months Ended March 31, 2000 and 1999
                                  (Unaudited)

                                                   Three Months Ended   Three Months Ended
                                                     March 31, 2000       March 31, 1999
                                                   -------------------  -------------------
Gross sales                                                $  706,878           $  990,958
Less:  returns and allowances, and excise taxes               106,398              134,348
                                                           ----------           ----------
     Net sales                                                600,480              856,610
Cost of sales                                                 850,119              890,277
                                                           ----------           ----------
     Gross loss                                              (249,639)             (33,667)
Selling, general and administrative expense                   584,700              657,403
                                                           ----------           ----------
     Operating loss                                          (834,339)            (691,070)
Interest expense, net                                         138,874              154,024
                                                           ----------           ----------
     Net loss                                              $ (973,213)          $ (845,094)
                                                           ----------           ----------
Basic and diluted loss per common share:
     Net loss per common share                             $    (0.11)          $    (0.51)
                                                           ----------           ----------
     Weighted average common shares                         8,596,211            1,673,009
                                                           ----------           ----------

The accompanying notes are an integral part of these consolidated financial statements.

                             FREDERICK BREWING CO.
                     Consolidated Statements of Cash Flows
               For the Three Months Ended March 31, 2000 and 1999
                                  (Unaudited)

                                                         Three Months Ended   Three Months Ended
                                                           March 31, 2000       March 31, 1999
                                                         -------------------  -------------------
Cash flows from operating activities:
   Net loss                                                       $(973,213)           $(845,094)
   Adjustments to reconcile net loss to net cash used in
    operating activities:
          Depreciation                                              186,393              283,660
          Amortization                                               82,345                1,584
   Change in operating assets and liabilities:
          Trade receivables                                          23,302               60,425
          Inventories                                                68,748              (12,272)
          Prepaid assets                                             (2,382)              (1,202)
          Accounts payable                                          (59,338)             259,720
          Accrued liabilities                                        94,225              (48,008)
                                                                  ---------            ---------

          Net cash used in operating activities                    (579,920)            (301,187)

Cash flows from investing activities:
          Purchase of equipment and improvements                    (73,950)              (6,109)
          Purchase of intangibles                                        --               (1,708)
          Change in restricted cash                                 198,592                   --
                                                                  ---------            ---------
          Net cash provided by/(used in) investing activities       124,642               (7,817)

Cash flows from financing activities:
          Proceeds from debt obligation                             525,000              300,000
          Payments of debt obligations                                   --              (67,364)
          Payments of capital leases                                (11,996)             (10,708)
          Proceeds from common stock issuance                            --                1,939
                                                                  ---------            ---------

          Net cash provided by financing activities                 513,004              223,867
                                                                  ---------            ---------

Net increase/(decrease) cash and cash equivalents                    57,726              (85,137)
Cash and cash equivalents, beginning of period                       49,501               92,999
                                                                  ---------            ---------
Cash and cash equivalents, end of period                          $ 107,227            $   7,862
                                                                  =========            =========

The accompanying notes are an integral part of these consolidated financial statements.

                             FREDERICK BREWING CO.
                  Notes to Consolidated Financial Statements
                                March 31, 2000
                                  (Unaudited)

1.   Basis of Presentation

     The accompanying unaudited consolidated financial statements of Frederick Brewing Co. ("Frederick Brewing") have been prepared in accordance with accounting principles generally accepted in the United States for interim financial reporting, according to the instructions for Form 10-QSB and Regulation S-B. As such, they do not include all information and footnotes required by accounting principles generally accepted in the United States for complete year-end financial reporting. In the opinion of Frederick Brewing management, all normal recurring accruals and other adjustments considered necessary for a fair presentation of an interim consolidated financial position and the interim consolidated results of operations have been included.

     Operating results for the period ended March 31, 2000 are not necessarily indicative of the results that may be expected for other interim periods within 2000 or for the year ending December 31, 2000. Information relating to the consolidated financial position, results of operations and cash flows of Frederick Brewing as of and for the year ended December 31, 1999 may be found in the consolidated financial statements included in Frederick Brewing's Annual Report filed on Form 10-KSB for the year ended December 31, 1999.

2.   Management's Opinion

     In the opinion of Frederick Brewing's management, Frederick Brewing's unaudited consolidated financial position as of March 31, 2000 and the results of their consolidated operations and consolidated cash flows for the interim periods ended March 31, 2000 and March 31, 1999, reflect all adjustments (consisting only of normal and recurring adjustments) necessary to present fairly the results of the interim periods presented. The operating results for the interim periods presented are not necessarily indicative of the results expected for the full year.

3.   Inventories

     Inventories consist of raw ingredients, work in process, packaging materials, finished products and marketing supplies, and are valued at the lower of cost or market. Cost is determined by the first-in, first-out (FIFO) method. Frederick Brewing periodically reviews the age and marketability of its inventory, and provides obsolescence reserves as necessary. Net inventories at March 31, 2000 are as follows:

               Raw ingredients........................... $  73,193
               Work in process...........................    47,383
               Packaging materials.......................   114,903
               Finished goods............................   150,081
               Marketing supplies........................   140,434
                                                          ---------
               Inventory, gross..........................   525,994
               Reserve for obsolescence..................   (50,173)
                                                          ---------
               Inventory, net............................   475,821

4.   Net Loss Per Common Share

     Frederick Brewing calculates basic and diluted earnings per share in accordance with Statement of Financial Accounting Standards No. 128, "Earnings Per Share," which requires the presentation of basic earnings per share and diluted earnings per share for all periods presented. Basic per share earnings is based on weighted average number of outstanding common shares for the period. Diluted per share earnings adjust the weighted average for the potential dilution that could occur if stock options, warrants, or other convertible securities were exercised or converted into common stock. Diluted earnings per share equals basic earnings per share for 1999 and 1998 because the effects of such items were anti-dilutive.

Item 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS

     The following is a discussion of the financial condition, changes in financial condition and results of operations of Frederick Brewing for the three-month periods ended March 31, 2000 and 1999. This discussion should be read in conjunction with the Management's Discussion and Analysis of Financial Condition and Results of Operations and the Consolidated Financial Statements and Notes thereto included in Frederick Brewing's Form 10-KSB for the fiscal year ended December 31, 1999.

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

     Provide Enhanced Managerial Expertise
     -------------------------------------

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

          In addition, Albert Spinelli, who was formerly employed by Latrobe Brewing Company, in Latrobe, Pennsylvania, was hired effective April 3, 2000 to serve as Vice President of Operations of Frederick Brewing and, on April 25, 2000, Frederick Brewing announced that Andrew W. Tveekrem, who was formerly employed by Great Lakes Brewing Company, in Cleveland, Ohio, was hired effective June 1, 2000, to serve as Brewmaster of Frederick Brewing.

     Improve Operational Utilization of Plant
     ----------------------------------------

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

     Improve Financial Condition of Frederick Brewing
     ------------------------------------------------

          In order to repay certain outstanding indebtedness of Frederick Brewing and to fund working capital and other corporate needs, Frederick Brewing executed a promissory note in favor of SIBG. The SIBG note is payable on demand and provides that Frederick Brewing may borrow on a revolving basis up to $5.0 million in aggregate principal amount, subject to certain limitations. The note has an interest rate per annum equal to the prime rate of a regional financial institution plus one percent. As of March 31, 2000, Frederick Brewing had outstanding borrowings of approximately $2.965 million under the note. This note was unanimously approved by those members of the Frederick Brewing board who are not members, officers or directors of, or otherwise affiliated with, SIBG or Crooked River.

     Stabilize Regional Market Presence
     ----------------------------------

          Through September 30, 1999, Frederick Brewing's gross revenues had been negatively impacted by the decision of Frederick Brewing's major distributor in the Frederick, Maryland regional area to diversify its brand portfolio and concentrate its sales and marketing efforts in alcoholic beverage products other than beer. Consequently, on September 24, 1999, Frederick Brewing reacquired its distribution rights for its brands for the Frederick, Maryland regional area from this distributor. Frederick Brewing immediately assigned these rights to nine distributors that will service the Frederick, Maryland regional area. C. David Snyder, Frederick Brewing's Chairman and CEO, personally guaranteed up to $160,000 of the acquisition price for these distribution rights. Frederick Brewing's management believes that these new distributors will help to stabilize Frederick Brewing's brands in this area.

     Initiate New Sales and Marketing Plans
     --------------------------------------

          During the third quarter of 1999, Frederick Brewing began to initiate and implement new sales strategies and marketing plans to increase interest in Frederick Brewing's brands. Initially, Frederick Brewing expects to concentrate its sales efforts in the Maryland and Virginia area. Frederick Brewing continued this implementation during the first quarter of 2000.

     Reduce Selling, General and Administrative Expenses
     ---------------------------------------------------

          During the first quarter of 2000, Frederick Brewing has implemented numerous cost cutting actions that resulted in a $72,703 or 11.1% reduction in selling, general and administrative costs compared to the prior year first quarter. Frederick Brewing's management is monitoring these costs and, as appropriate, implementing actions to keep them consistent with the utilization levels of its brewing facility.

     Improve Efficiency of Sales Force
     ---------------------------------

          Effective January 1, 2000, Frederick Brewing's sales personnel became employees of SIBG as part of an effort to, among other things, increase sales of Frederick Brewing's brands and to take advantage of the distribution networks established by SIBG for its Crooked River and Hudepohl-Schoenling brands.

Frederick Brewing's management believes that the key to improving Frederick Brewing's financial performance is to increase the utilization levels of its brewing facility. To that end, Frederick Brewing has entered into the production agreement with Crooked River. In addition, Frederick Brewing intends to enter into a similar production agreement relating to certain brands C. David Snyder had previously acquired from The Hudepohl-Schoenling Brewing Company, although no assurance can be given as to when or if Frederick Brewing will enter into such agreement. Management is also exploring other ways to increase the brewery's utilization level, including formation of strategic alliances, contract brewing arrangements or acquisitions of brands or other breweries. No assurance, however, can be given that management's efforts will result in increased utilization levels at Frederick Brewing's brewing facility.

Results of Operations

Three Months Ended March 31, 2000 to Three Months Ended March 31, 1999.

Gross Sales

     Gross sales for the periods ended March 31, 2000 and 1999 were $706,878 and $990,958, respectively, a decrease of $284,080 or 28.7%. Shipped barrels decreased to 3,943 barrels for the period ended March 31, 2000 from 5,596 barrels for the comparable period in 1999, a decrease of 1,653 barrels or 29.5%. The sales and shipped volume decreases were related to a significant reduction in sales of the Hempen product lines as well as an overall decrease in sales of Frederick Brewing's flagship brands (Wild Goose and Blue Ridge product lines). The overall decline was primarily due to the effect of the significant reduction in resources allocated to marketing and sales efforts prior to SIBG's investment in Frederick Brewing.

Selling Price Per Barrel

     The selling price per barrel increased by $2.19, or more than 1.2%, to $179.27 per barrel for the period ended March 31, 2000 from $177.08 for the comparable period in 1999. The increase in the selling price per barrel was primarily due to Frederick Brewing's positioning its brand presence in the consumer market as a high quality specialty crafted product.

     Significant changes in the packaging mix could have a material effect on sales price per barrel. Frederick Brewing packages its brands in bottles and kegs. Assuming the same level of production, a shift in the mix from bottles to kegs would effectively decrease revenue per barrel because the selling price per equivalent barrel is lower for kegs than for bottles.

Returns and Allowances

     Product returns and allowances were $73,415 for the period ended March 31, 2000 versus $83,381 for the comparable period in 1999.

Excise Taxes

     State and federal excise taxes were $32,983 for the period ended March 31, 2000 and $50,967 for the comparable period in 1999, representing 4.7% and 5.1% of gross sales, respectively. State excise tax rates and methods of computing taxes vary, depending on where the beer is sold. In some states, such as Maryland and Pennsylvania, the brewer is required to pay the tax; in other states, such as the District of Columbia and Virginia, the tax is paid by the purchasing distributor. Frederick Brewing currently pays $7 per barrel federal excise tax on all beer sold within the United States. The decrease in excise taxes paid results from the mix of sales by state and lower volumes shipped for the period.

Cost of Sales

     For the periods ended March 31, 2000 and 1999, the cost of sales was $850,119, or $215.60 per barrel, and $890,277, or $159.09 per barrel, respectively. The cost of sales for the period ended March 31, 2000 increased to 141.6% of net sales from 103.9% for the comparable period in 1999. Variable costs were $541,631, or $137.37 per barrel, for the period ended March 31, 2000 compared to $584,477, or $104.45 per barrel, for the comparable period in 1999. Fixed overhead costs for the period ended March 31, 2000 increased by $2,688 to $308,488 from $305,800 for the comparable period in 1999.

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

     The increase in cost of sales per barrel for the period ended March 31, 2000 was primarily caused by Frederick Brewing's overhead costs being absorbed over a reduced barrel shipment, 3,943 barrels for the period ended March 31, 2000 compared to 5,596 barrels for the comparable period in 1999. For the period ended March 31, 2000, Frederick

Brewing's brewing facility operated at a level of 15.8% of plant capacity compared to 22.4% for the comparable period in 1999. Frederick Brewing's capacity utilization has a significant impact on gross profit. When facilities are operating at their maximum designed production capacities (100,000 barrels designed capacity for Frederick Brewing), profitability is favorably affected by spreading fixed and variable operating costs over a larger sales base. Because the actual production level is substantially below the facility's maximum designed production capacity, gross margins are negatively impacted. This impact is reduced when actual utilization levels increase.

Selling, General and Administrative Expenses and Management Fees

     Selling, general and administrative expenses for the period ended March 31, 2000 decreased $72,703, or approximately 11.1%, to $584,700 from $657,403 for the comparable period in 1999. This decrease was due, in part, to: (i) a decrease of $62,398 in rent and equipment lease costs; (ii) a decrease of $26,273 in fringe benefit expense resulting from the utilization of the SIBG management agreement and from personnel reductions; and (iii) a decrease of $8,001 in travel and entertainment costs resulting from the utilization of the sales management agreement with SIBG as partially offset by an increase of $23,969 in general and miscellaneous costs.

Interest Expense (net)

     Net interest expense decreased $15,150, or approximately 9.8%, to $138,874 for the period ended March 31, 2000 compared to $154,024 for the comparable period in 1999. A substantial portion of the interest expense incurred during the period ended March 31, 2000 related to indebtedness incurred by Frederick Brewing in connection with equipment financing, lease of its brewing facility and interest due SIBG for working capital advances.

Liquidity and Capital Resources

     Frederick Brewing has recorded losses from operations since 1993 and has funded its operations primarily from private and public placements of common and preferred stock and, as of August 24, 1999, from unsecured working capital advances from SIBG. As of March 31, 2000, Frederick Brewing had a working capital deficit of $3,762,619. Net cash used for operating activities was $579,920 for the period ended March 31, 2000 as compared to $301,187 for the comparable period in 1999.

     Net cash provided by investing activities was $124,642 for the period ended March 31, 2000, which represented equipment purchases of $73,950 reduced by the utilization of restricted cash proceeds of $198,592 as compared to net cash used for investing of $7,817 for the comparable period in 1999.

     Net cash provided by financing activities was $513,004 for the period ended March 31, 2000 representing the utilization of working capital loans from SIBG of $525,000 offset by payments on capital lease obligations of $11,996. Net cash provided by financing was $223,867 for the comparable period in 1999.

     Frederick Brewing's ability to meet its obligations on a long term basis is dependent on achieving operating profitability and on generating positive cash flows. To achieve these results, Frederick Brewing will need to eliminate or substantially reduce excess brewing capacity. In order to meet its short term obligations, Frederick Brewing will need to borrow additional amounts from either SIBG under the SIBG note or from another financing source. As of March 31, 2000, Frederick Brewing had approximately $1.9 million in availability under the SIBG note. The SIBG note, however, is subject to repayment in full upon demand by SIBG. SIBG receives funding for Frederick Brewing's borrowings under the SIBG note from a line of credit obtained by SIBG from a financial institution on substantially similar terms and which is also payable on demand (the "SIBG Line of Credit"). As a result, although SIBG is owned and controlled by C. David Snyder, Frederick Brewing's Chairman and CEO, SIBG may nonetheless have to demand repayment from Frederick Brewing of amounts outstanding under the SIBG note if the financial institution providing funding to SIBG demands repayment. Moreover, Crooked River Brewing Company, LLC and Royal Brewing, LLC, both of which are controlled and/or predominantly owned by C. David Snyder, also borrow under the SIBG Line of Credit. As a result, some or all of the $1.9 million in availability under the SIBG note, may, in fact, not be available if either Crooked River or Royal Brewing utilize that availability. Frederick Brewing is exploring obtaining permanent financing arrangements from other financing sources, including possibly a line of credit secured by Frederick Brewing's equipment, although no assurances can be given that any such financing arrangements can be obtained and, if obtained, upon what terms such financing would be provided to Frederick Brewing.

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

Provision for Income Taxes

     Frederick Brewing has incurred significant net operating losses during the last several calendar years and additional losses were incurred for the period ended March 31, 2000. As a result, no provision for income taxes has been provided for on the Consolidated Statements of Operations for the periods ended March 31, 1999 and 2000. Frederick Brewing has recorded a full valuation allowance against the net deferred tax assets.

Forward-Looking Information

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

               . As of March 31, 2000, Frederick Brewing obtained funding for operations from borrowings under the SIBG note. There can be no assurance that SIBG will have continued availability under the SIBG Line of Credit to fund borrowings under the SIBG note, and there can be no assurance that SIBG will not have to demand repayment of these amounts if the financial institution that provides the funding for these loans to SIBG demands repayment from SIBG. If SIBG demands repayment of the note, there can be no assurance that Frederick Brewing will be able to obtain alternative financing or if such alternative financing is obtained, there can be no assurance as to the terms of the financing; and

               . SIBG's ownership of other brands has resulted in the four-year agreement for Frederick Brewing to produce and package draft beer of Crooked River and may lead to other production agreements to produce and package other SIBG-owned brands. If SIBG terminates the Crooked River agreement and/or determines not to enter into additional production agreements, there can be no assurance that Frederick Brewing will be able to obtain other production contracts, which are needed to increase plant utilization.

     . Potential Out-Of-Code Production Loss. Frederick Brewing accrued $350,000 during 1999 for a potential loss related to allegedly out-of-code product that was exported to, and is currently warehoused in, a non-U.S. market. Frederick Brewing's management is currently reviewing the situation and is in discussion with the relevant authorities in the non-U.S. markets. However, since all arrangements regarding this product were made by former management and, at this point, much information regarding this situation is still unknown, the potential amount of this loss is difficult to predict.

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

     . Decrease in Industry Growth. Beginning in 1996, the overall sales growth of domestic specialty brewers slowed substantially.
          Management believes that this decrease was primarily caused by factors such as:

          .    the maturation and saturation of certain large consumer markets;

          .    the increased marketing efforts of import brewers; and

          . a shift in the promotional effort of many wholesale distributors from domestic specialty brands to higher volume products.

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

     . Excess Brewing Capacity. Frederick Brewing must substantially reduce its excess brewing capacity in order to improve its financial performance. Although Frederick Brewing has taken actions to address this issue and is exploring additional actions to address this issue, no assurance can be given that such actions will be successful or, if successful, that any increase in utilization will increase the profitability of Frederick Brewing.

PART II.   OTHER INFORMATION


Item 1.   Legal Proceedings.
          -----------------

     In November 1999, the Department of Public Works Frederick County Maryland Bureau of Water and Sewer issued a final Addendum to Consent Order with respect to Frederick Brewing, which modified the Consent Order issued in June 1998 and the Addendum to Consent order issued in June 1999. The June 1999 Addendum had directed Frederick Brewing to take appropriate actions to cause its wastewater discharge to meet its permit limitations by November 30, 1999. The Final Addendum extended the November deadline to December 31, 1999 and provided that failure to obtain compliance by such deadline would result in the imposition of a penalty of $1,000 per day for each day that Frederick Brewing failed to be in compliance after November 30, 1999. Frederick Brewing believes that it took all appropriate actions to obtain compliance and that it was compliant on or before the December 31st deadline. Nevertheless, in January 2000, the Frederick County Bureau of Water and Sewer Operations issued a citation to Frederick Brewing for Frederick Brewing's alleged failure to submit test data documenting compliance with industrial wastewater discharge requirements. In connection with this citation, Frederick Brewing was fined $31,000. Frederick Brewing has appealed this decision and the fine. The hearing on the appeal was held on April 14, 2000; as of May 12, 2000, no decision on the appeal had been issued by the Director of Public Works.

Item 6.   Exhibits and Reports on Form 8-K
          --------------------------------

     a.   Exhibits

          Except as otherwise indicated, the following Exhibits are filed herewith and made a part hereof:

          Exhibit No.    Description
          -----------    -----------

          10.1 Management Agreement, dated as of August 24, 1999, by and between Snyder International Brewing Group, LLC and Frederick Brewing Co. (1)

          27.1           Financial Data Schedule.

     b.   Reports on Form 8-K

          None.
______________________

(1) Filed as an Exhibit to the Registrant's Current Report on Form 10-KSB for the fiscal year ending December 31, 1999 and incorporated herein by this reference.

                             FREDERICK BREWING CO.

                                  SIGNATURES

     In accordance with the requirements of the Securities and Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   FREDERICK BREWING CO.



Date:   May 15, 2000               /s/ C. David Snyder
                                   --------------------------------------------
                                   C. David Snyder
                                   Chairman of the Board,
                                   Chief Executive Officer and Treasurer



Date:   May 15, 2000               /s/ James M. Gehrig
                                   --------------------------------------------
                                   James M. Gehrig
                                   Chief Financial Officer

                             FREDERICK BREWING CO.

                                 EXHIBIT INDEX

Exhibit   Description
-------   -----------


10.1 Management Agreement, dated as of August 24, 1999, by and between Snyder International Brewing Group, LLC and Frederick Brewing Co. (1)

27.1      Financial Data Schedule.



__________________________
(1) Filed as an Exhibit to the Registrant's Current Report on Form 10-KSB for the fiscal year ending December 31, 1999 and incorporated herein by this reference.