Form 10QSB
period 2000-06-30
FREDERICK BREWING CO
filed 2000-08-11
CIK 926978

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-QSB

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934,

For the quarterly period ended June 30, 2000.

or

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT.

Commission File Number: 0-27800

Frederick Brewing Co.
(Exact Name of Small Business Issuer as Specified in Its Charter)

Maryland	52-1769647
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

4607 Wedgewood Boulevard, Frederick, Maryland 21703
(Address of Principal Executive Offices)

(301) 694-7899
(Issuer’s Telephone Number, Including Area Code)

Not Applicable
(Former Name, Former Address and Former Fiscal Year,
if Changed Since Last Report)

          Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes    ☒    No    ☐

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

Common Stock, $0.0004 par value	8,596,211
(Title of Each Class)	(Number of shares outstanding as of August 4, 2000)

Transitional Small Business Disclosure Format: (check one):
Yes    ☐          No    ☒

FREDERICK BREWING CO.
INDEX TO FORM 10-QSB
June 30, 2000

		PAGE NO.

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

Consolidated Balance Sheet (unaudited) — June 30, 2000		3

Consolidated Statements of Operations (unaudited)— for the three and six months ended June 30, 2000 and 1999		4

Consolidated Statements of Cash Flows (unaudited)— for the three and six months ended June 30, 2000 and 1999		5

Notes to Consolidated Financial Statements (unaudited)		6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	7-14

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings	15

Item 6.	Exhibits and Reports on Form 8-K	15

SIGNATURES

PART I.    FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

FREDERICK BREWING CO.
Consolidated Balance Sheet
June 30, 2000
(Unaudited)

ASSETS
Current assets:
Cash and cash equivalents	$ 1,275
Cash-restricted	113,170
Trade receivables, net of allowance for doubtful accounts of $31,716	296,368
Inventories, net of obsolescence reserve of $50,173	441,674
Prepaid expenses and other current assets	105,048

Total current assets	957,535
Property, plant and equipment, net of accumulated depreciation of $2,173,258	7,482,747
Intangibles, net of accumulated amortization of $213,471	328,486
Goodwill, net of accumulated amortization of $93,214	848,247

Total assets	$ 9,617,015

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Current maturities long-term debt	$ 3,684,505
Capital lease obligations, current portion	53,025
Accounts payable	1,042,142
Accrued liabilities	572,120

Total current liabilities	5,351,792
Long term debt	84,151
Capital lease obligations	2,574,314

Total liabilities	8,010,257

Stockholders’ equity:
Preferred Stock—$0.01 par value, 1,000,000 shares authorized: Cumulative, convertible Series A, 1,455 shares issued and outstanding	548,512
Common Stock—$0.0004 par value, 19,000,000 shares authorized and 8,596,211 shares issued and outstanding	3,439
Additional paid-in capital	23,861,881
Accumulated deficit	(22,807,074)

Total stockholders’ equity	1,606,758

Total liabilities and stockholders’ equity	$ 9,617,015

The accompanying notes are an integral part of these consolidated financial statements.

FREDERICK BREWING CO.
Consolidated Statements of Operations
For the Three and Six Months Ended June 30, 2000 and 1999
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2000	1999	2000	1999
Gross sales	$ 762,449	$1,003,550	$1,469,326	$ 1,994,508
Less: returns and allowances, and excise taxes	107,237	169,362	213,636	356,738

Net sales	655,212	834,188	1,255,690	1,637,770
Cost of sales	716,404	900,850	1,566,523	1,757,227

Gross loss	(61,192)	(66,662)	(310,833)	(119,457)
Selling, general and administrative expense	565,781	484,472	1,150,479	1,122,747

Operating loss	(626,973)	(551,134)	(1,461,312)	(1,242,204)
Interest expense, net	160,280	196,517	299,154	350,541

Net loss	$ (787,253)	$ (747,651)	$(1,760,466)	$ (1,592,745)

Basic and diluted loss per common share:
Net loss per common share	$ (0.09)	$ (0.41)	$ (0.20)	$ (0.87)
Weighted average common shares	8,596,211	1,821,363	8,596,211	1,821,363

The accompanying notes are an integral part of these consolidated financial statements.

FREDERICK BREWING CO.
Consolidated Statements of Cash Flows
For the Three and Six Months Ended June 30, 2000 and 1999
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2000	1999	2000	1999
Cash flows from operating activities:
Net loss	$(787,253)	$(747,651)	$(1,760,466)	$(1,592,745)
Adjustments to reconcile net loss to net cash from operating activities:
Depreciation	187,836	198,323	374,229	386,028
Amortization	77,635	87,081	159,980	183,036
Write off receivables	—	2,325	—	3,999
Change in operating assets and liabilities:
Trade receivables	(77,206)	(24,529)	(53,904)	35,806
Inventories	34,147	183,282	102,895	171,010
Prepaid assets	(13,730)	776	(16,112)	(426)
Accounts payable	(58,388)	180,377	(117,726)	440,097
Accrued liabilities	(66,334)	26,945	27,891	(21,063)

Net cash used in operating activities	(703,293)	(93,071)	(1,283,213)	(394,258)

Cash flows from investing activities:
Purchase of equipment and improvements	(96,031)	(146,171)	(169,981)	(152,280)
Purchase of intangibles	—	(647)	—	(2,355)
Change in restricted cash	713	—	199,305	—

Net cash (used in) provided by investing activities	(95,318)	(146,818)	29,324	(154,635)

Cash flows from financing activities: Payments debt obligations	—	51,493	—	(15,871)
Payments capital leases	(12,341)	(11,016)	(24,337)	(21,724)
Proceeds debt obligation	705,000	198,061	1,230,000	500,000

Net cash provided by financing activities	692,659	238,538	1,205,663	462,405

Net decrease cash and cash equivalents	(105,952)	(1,351)	(48,226)	(86,488)
Cash and cash equivalents, beginning of period	107,227	7,862	49,501	92,999

Cash and cash equivalents, end of period	$ 1,275	$ 6,511	$ 1,275	$ 6,511

The accompanying notes are an integral part of these consolidated financial statements.

FREDERICK BREWING CO.
Notes to Consolidated Financial Statements
June 30, 2000
(Unaudited)

1.     Basis of Presentation

          The accompanying unaudited consolidated financial statements of Frederick Brewing Co. (“Frederick Brewing”) have been prepared in accordance with accounting principles generally accepted in the United States for interim financial reporting, according to the instructions for Form 10-QSB and Regulation S-B. As such, they do not include all information and footnotes required by accounting principles generally accepted in the United States for complete year-end financial reporting. In the opinion of Frederick Brewing management, all normal recurring accruals and other adjustments considered necessary for a fair presentation of an interim consolidated financial position and the interim consolidated results of operations have been included.

          Operating results for the period ended June 30, 2000 are not necessarily indicative of the results that may be expected for other interim periods within 2000 or for the year ending December 31, 2000. Information relating to the financial position, results of operations and cash flows of Frederick Brewing as of and for the year ended December 31, 1999 may be found in the consolidated financial statements included in Frederick Brewing’s Annual Report filed on Form 10-KSB for the year ended December 31, 1999.

2.     Management’s Opinion

          In the opinion of Frederick Brewing’s management, Frederick Brewing’s unaudited consolidated financial position as of June 30, 2000 and the results of their consolidated operations and consolidated cash flows for the interim periods ended June 30, 2000 and June 30, 1999, reflect all adjustments (consisting only of normal and recurring adjustments) necessary to present fairly the results of the interim periods presented. The operating results for the interim periods presented are not necessarily indicative of the results expected for the full year.

3.     Inventories

          Inventories consist of raw ingredients, work in process, packaging materials, finished products and marketing supplies, and are valued at the lower of cost or market. Cost is determined by the first-in, first-out (FIFO) method. Frederick Brewing periodically reviews the age and marketability of its inventory, and provides obsolescence reserves as necessary. Net inventories at June 30, 2000 are as follows:

Raw ingredients	$ 62,853
Work in process	58,923
Packaging materials	135,315
Finished goods	93,313
Marketing supplies	141,443

Inventory, gross	491,847
Reserve for obsolescence	(50,173)

Inventory, net	$ 441,674

4.     Net Loss Per Common Share

          Frederick Brewing calculates basic and diluted earnings per share in accordance with Statement of Financial Accounting Standards No. 128, “Earnings Per Share,” which requires the presentation of basic earnings per share and diluted earnings per share for all years presented. Basic per share earnings is based on weighted average number of outstanding common shares for the period. Diluted per share earnings adjust the weighted average for the potential dilution that could occur if stock options, warrants, or other convertible securities were exercised or converted into common stock. Diluted earnings per share equals basic earnings per share for 2000 and 1999 because the effects of such items were anti-dilutive.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

           The following is a discussion of the financial condition, changes in financial condition and results of operations of Frederick Brewing for the three and six month periods ended June 30, 2000 and 1999. This discussion should be read in conjunction with the Management’s Discussion and Analysis of Financial Condition and Results of Operations and the Consolidated Financial Statements and Notes thereto included in Frederick Brewing’s Form 10-KSB for the fiscal year ended December 31, 1999.

Overview

          Effective August 24, 1999, Snyder International Brewing Group, LLC (“SIBG”), an Ohio limited liability company that is predominantly owned and controlled by its Chairman and Chief Executive Officer, C. David Snyder, purchased 4,447,104 newly issued shares of Frederick Brewing’s common stock for $2.0 million in cash, representing approximately 51% of the outstanding common stock of Frederick Brewing after giving effect to the transaction. At the time of SIBG’s investment, Frederick Brewing was suffering from serious financial and operational problems, which were outlined in Frederick Brewing’ s Form 10-QSB for the fiscal quarter ended June 30, 1999. Since SIBG’s investment in Frederick Brewing, a number of changes have been made in Frederick Brewing’s board of directors and senior management. The change in Frederick Brewing’s board of directors and senior management are expected to result in changes in, among other things, Frederick Brewing’s strategic direction, its distribution efforts and its sales and marketing strategies. Since the completion of SIBG’s investment in Frederick Brewing, Frederick Brewing’s management has engaged in a thorough evaluation of Frederick Brewing’s operations and financial condition. This evaluation is continuing. Nevertheless, Frederick Brewing has taken a number of immediate steps intended to stabilize Frederick Brewing’s financial condition, which has been deteriorating rapidly, and to establish a foundation upon which to improve Frederick Brewing’s operating and financial performance in the future. These include the following:

Provide Enhanced Managerial Expertise

Effective August 24, 1999, Frederick Brewing entered into a management agreement with SIBG under which SIBG provides Frederick Brewing with administrative, financial, operational and marketing and strategic planning services. The SIBG management team has collectively over 70 years of experience in the alcoholic beverage industry. Frederick Brewing entered into the SIBG management agreement, which has a term of one year, in order to obtain the benefits of the extensive experience of the SIBG management team. The monthly management fee of $30,000 paid by Frederick Brewing to SIBG under the agreement is less than the aggregate monthly salaries and related fringe benefits paid to Frederick Brewing’s former senior managers. The members of SIBG’s management team who also serve as officers of Frederick Brewing do not receive any compensation from Frederick Brewing. This agreement was unanimously approved by those members of the Frederick Brewing board who were not members, officers or directors of, or otherwise affiliated with, SIBG or Crooked River Brewing Company, LLC, an Ohio limited liability company, which was predominantly owned and controlled by C. David Snyder and which merged into SIBG effective July 5, 2000.

In addition, Albert Spinelli, who was formerly employed by Latrobe Brewing Company, in Latrobe, Pennsylvania, was hired effective April 3, 2000 to serve as Executive Vice President and General Manager of Frederick Brewing and, on April 25, 2000, Frederick Brewing announced that Andrew W. Tveekrem, who was formerly employed by Great Lakes Brewing Company in Cleveland, Ohio, was hired effective June 1, 2000, to serve as Brewmaster of Frederick Brewing.

Improve Operational Utilization of Plant

Effective August 24, 1999, Frederick Brewing entered into a production agreement with Crooked River under which Frederick Brewing agreed to produce and package draft and bottled beer for Crooked River for up to four years, which includes automatic renewal periods. As a result of the merger of Crooked River into SIBG, SIBG has replaced Crooked River as party to this production agreement. This agreement was unanimously approved by those members of the Frederick Brewing board who were not members, officers or directors of, or otherwise affiliated with, SIBG or Crooked River.

Improve Financial Condition of Frederick Brewing

In order to repay certain outstanding indebtedness of Frederick Brewing and to fund working capital and other corporate needs, Frederick Brewing executed a promissory note in favor of SIBG. The SIBG note is payable on demand and provides that Frederick Brewing may borrow on a revolving basis up to $5.0 million in aggregate principal amount, subject to certain limitations. The note has an interest rate per annum equal to the prime rate of a regional financial institution plus one percent. As of August 9, 2000, Frederick Brewing had outstanding borrowings of approximately $3.9 million under the note. This note was unanimously approved by those members of the Frederick Brewing board who were not members, officers or directors of, or otherwise affiliated with, SIBG or Crooked River.

Stabilize Regional Market Presence

Through September 30, 1999, Frederick Brewing’s gross revenues had been negatively impacted by the decision of Frederick Brewing’s major distributor in the State of Maryland to diversify its brand portfolio and concentrate its sales and marketing efforts in alcoholic beverage products other than beer. Consequently, on September 24, 1999, Frederick Brewing reacquired its distribution rights for its brands for the State of Maryland from this distributor. Frederick Brewing immediately assigned these rights to nine distributors that are strategically located throughout the State of Maryland. C. David Snyder, Frederick Brewing’s Chairman and CEO, personally guaranteed up to $160,000 of the acquisition price for these distribution rights. Frederick Brewing’s management believes that these new distributors have helped to stabilize Frederick Brewing’s brands in Maryland.

Initiate New Sales and Marketing Plans

During the third quarter of 1999, Frederick Brewing began to initiate and implement new sales strategies and marketing plans to increase interest in Frederick Brewing’s brands. Initially, Frederick Brewing expects to concentrate its sales efforts in the Maryland and Virginia area. Frederick Brewing continued this implementation during the second quarter of 2000.

Improve Efficiency of Sales Force

Effective January 1, 2000, Frederick Brewing’s sales personnel became employees of SIBG as part of an effort to, among other things, increase sales of Frederick Brewing’s brands by taking advantage of the distribution networks established by SIBG for its Crooked River and Hudepohl-Schoenling brands.

Frederick Brewing’s management believes that the key to improving Frederick Brewing’s financial performance is to increase the utilization levels of its brewing facility. To that end, Frederick Brewing has entered into the production agreement with Crooked River (now SIBG). In addition, Frederick Brewing intends to enter into a similar production agreement relating to certain brands C. David Snyder had previously acquired from The Hudepohl-Schoenling Brewing Company, although no assurance can be given as to when or if Frederick Brewing will enter into such agreement. Management is also exploring other ways to increase the brewery’s utilization level, including formation of strategic alliances, contract brewing arrangements or acquisitions of brands or other breweries. No assurance, however, can be given that management’s efforts will result in increased utilization levels at Frederick Brewing’s brewing facility.

Results of Operations

Three Months Ended June 30, 2000 and June 30, 1999

Gross Sales

          Gross sales for the three-month periods ended June 30, 2000 and 1999 were $762,449 and $1,003,550, respectively, a decrease of 241,101 or 24.0%. Shipped barrels decreased to 4,348 barrels for the three-month period ended June 30, 2000 from 5,717 barrels for the comparable period in 1999, a decrease of 1,369 barrels or 23.9%. The sales and shipped volume decreases were related to a significant reduction in sales of the Hempen product lines as well as an overall decrease in sales of Frederick Brewing’s flagship brands (Wild Goose and Blue Ridge product lines). This overall decline was primarily caused by the continuing effects of the significant reduction in resources that were allocated to marketing and sales efforts prior to SIBG’s investment in Frederick Brewing.

Selling Price Per Barrel

          The selling price per barrel decreased by $0.18, or less than 1%, to $175.36 per barrel for the three-month period ended June 30, 2000 from $175.54 for the comparable period in 1999. The decrease in the selling price per barrel was primarily due to Frederick Brewing’s packaging mix sold and from Hempen product line pricing reduction in an effort to use up old Hempen packaging materials. Frederick Brewing continues to position its flagship brands (Wild Goose and Blue Ridge product lines) in the consumer market as high-quality specialty crafted products.

          Significant changes in the packaging mix could have a material effect on sales price per barrel. Frederick Brewing packages its brands in bottles and kegs. Assuming the same level of production, a shift in the mix from bottles to kegs would effectively decrease revenue per barrel because the selling price per equivalent barrel is lower for kegs than for bottles.

Returns and Allowances

          Product returns and allowances were $62,469 for the three-month period ended June 30, 2000 versus $116,245 for the comparable period in 1999. Product returns and allowances includes depletion allowances of $45,847 for the three-month period ended June 30, 2000 and includes depletion allowances of $59,324 for the comparable period in 1999.

Excise Taxes

          State and federal excise taxes were $44,768 for the three-month period ended June 30, 2000 and $53,117 for the comparable period in 1999, representing 5.9% and 5.3% of gross sales, respectively. State excise tax rates and methods of computing taxes vary, depending on where the beer is sold. In some states, such as Maryland and Pennsylvania, the brewer is required to pay the tax; in other states, such as the District of Columbia and Virginia, the tax is paid by the purchasing distributor. Frederick Brewing currently pays $7 per barrel federal excise tax on all beer sold within the United States. The decrease in excise taxes paid results from the mix of sales by state and lower volumes shipped for the period.

Cost of Sales

          For the three-month periods ended June 30, 2000 and 1999, the cost of sales was $716,404, or $164.77 per barrel, and $900,850, or $157.57 per barrel, respectively. The cost of sales for the three-month period ended June 30, 2000 increased to 109.3% of net sales from 108.0% for the comparable period in 1999. Variable costs were $426,804, or $98.16 per barrel, for the three-month period ended June 30, 2000 compared to $552,950, or $96.72 per barrel, for the comparable period in 1999. Fixed overhead costs for the three-month period ended June 30, 2000 decreased by $58,300 to $289,600 from $347,900 for the comparable period in 1999.

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

           The increase in cost of sales per barrel for the three-month period ended June 30, 2000 was primarily caused by Frederick Brewing’s overhead costs being absorbed over a reduced barrel shipment, 4,348 barrels for the three-month period ended June 30, 2000 compared to 5,717 barrels for the comparable period in 1999. For the three-month period ended June 30, 2000, Frederick Brewing’s brewing facility operated at a level of 17.4% of plant capacity compared to 22.9% for the comparable period in 1999. Frederick Brewing’s capacity utilization has a significant impact on gross profit. When facilities are operating at their maximum designed production capacities (100,000 barrels designed capacity for Frederick Brewing), profitability is favorably affected by spreading fixed and variable operating costs over a larger sales base. Because the actual production level is substantially below the facility’s maximum designed production capacity, gross margins are negatively impacted. This impact is reduced when actual utilization levels increase.

Selling, General and Administrative Expenses and Management Fees

          Selling, general and administrative expenses for the three-month period ended June 30, 2000 increased $81,309, or approximately 16.8%, to $565,781 from $484,472 for the comparable period in 1999. This increase was due, in part, to: (i) an increase in marketing costs of $42,694; (ii) an increase in executive salaries for Executive Vice President/General Manager of $26,642; and (iii) an overall increase in general costs of $11,973.

Interest Expense (net)

          Net interest expense decreased $36,237, or approximately 18.4%, to $160,280 for the three-month period ended June 30, 2000 compared to $196,517 for the comparable period in 1999. A substantial portion of the interest expense incurred during the three-month period ended June 30, 2000 related to indebtedness incurred by Frederick Brewing in connection with equipment financing, its lease of the brewing facility and interest due SIBG for working capital advances.

Six Months Ended June 30, 2000 to Six Months Ended June 30, 1999

Gross Sales

          Gross sales for the six-month periods ended June 30, 2000 and 1999 were $1,469,326 and $1,994,508, respectively, a decrease of $525,182 or 26.3%. Shipped barrels decreased to 8,385 barrels for the six-month period ended June 30, 2000 from 11,314 barrels for the comparable period in 1999, a decrease of 2,929 barrels or 25.8%. The sales and shipped volume decreases were related to a significant reduction in sales of the Hempen product lines as well as an overall decrease in sales of Frederick Brewing’s flagship brands (Wild Goose and Blue Ridge product lines). This overall decline was primarily caused by the continuing effects of the significant reduction in resources that were allocated to marketing and sales efforts prior to SIBG’s investment in Frederick Brewing.

Selling Price Per Barrel

          The selling price per barrel decreased by $1.06, or less than 1%, to $175.23 per barrel for the six-month period ended June 30, 2000 from $176.29 for the comparable period in 1999. The decrease in the selling price per barrel was primarily due to Frederick Brewing’s packing mix sold and from Hempen product line pricing reduction in an effort to use up old Hempen packaging materials. Frederick Brewing continues to position its flagship brands (Wild Goose and Blue Ridge) in the consumer market as high quality specialty crafted products.

          Significant changes in the packaging mix could have a material effect on sales price per barrel. Frederick Brewing packages its brands in bottles and kegs. Assuming the same level of production, a shift in the mix from bottles to kegs would effectively decrease revenue per barrel because the selling price per equivalent barrel is lower for kegs than for bottles.

Returns and Allowances

          Product returns and allowances were $135,884 for the six-month period ended June 30, 2000 versus $252,654 for the comparable period in 1999. Product returns and allowances includes depletion allowances of $93,744 for the six-month period ended June 30, 2000 and includes depletion allowances of $179,844 for the comparable period in 1999.

Excise Taxes

          State and federal excise taxes were $77,752 for the six-month period ended June 30, 2000 and $104,084 for the comparable period in 1999, representing 5.3% and 5.2% of gross sales, respectively. State excise tax rates and methods of computing taxes vary, depending on where the beer is sold. In some states, such as Maryland and Pennsylvania, the brewer is required to pay the tax; in other states, such as the District of Columbia and Virginia, the tax is paid by the purchasing distributor. Frederick Brewing currently pays $7 per barrel federal excise tax on all beer sold within the United States. The decrease in excise taxes paid results from the mix of sales by state and lower volumes shipped for the period.

Cost of Sales

          For the six-month periods ended June 30, 2000 and 1999, the cost of sales was $1,566,523, or $186.82 per barrel, and $1,757,227, or $155.31 per barrel, respectively. The cost of sales for the six-month period ended June 30, 2000 increased to 124.8% of net sales from 107.3% for the comparable period in 1999. Variable costs were $968,523, or $115.51 per barrel, for the six-month period ended June 30, 2000 compared to $1,021,027, or $90.24 per barrel, for the comparable period in 1999. Fixed overhead costs for the six-month period ended June 30, 2000 decreased by $138,200 to $598,000 from $736,200 for the comparable period in 1999.

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

          The increase in cost of sales per barrel for the six-month period ended June 30, 2000 was primarily caused by Frederick Brewing’s overhead costs being absorbed over a reduced barrel shipment, 8,385 barrels for the six-month period ended June 30, 2000 compared to 11,314 barrels for the comparable period in 1999. For the six-month period ended June 30, 2000, Frederick Brewing’s brewing facility operated at a level of 16.8% of plant capacity compared to 22.6% for the comparable period in 1999. Frederick Brewing’s capacity utilization has a significant impact on gross profit. When facilities are operating at their maximum designed production capacities (100,000 barrels designed capacity for Frederick Brewing), profitability is favorably affected by spreading fixed and variable operating costs over a larger sales base. Because the actual production level is substantially below the facility’s maximum designed production capacity, gross margins are negatively impacted. This impact is reduced when actual utilization levels increase.

Selling, General and Administrative Expenses and Management Fees

          Selling, general and administrative expenses for the six-month period ended June 30, 2000 increased $27,732, or approximately 2.5%, to $1,150,479 from $1,122,747 for the comparable period in 1999. This increase was due, in part, to: (i) an increase of $30,153 in marketing costs; (ii) a decrease of $39,776 in miscellaneous income; and (iii) an increase of $16,720 in general costs, offset by a decrease in rent and lease expense of $58,917.

Interest Expense (net)

          Net interest expense decreased $51,387, or approximately 14.6%, to $299,154 for the six-month period ended June 30, 2000 compared to $350,541 for the comparable period in 1999. A substantial portion of the interest expense incurred during the six-month period ended June 30, 2000 related to indebtedness incurred by Frederick Brewing in connection with equipment financing, its lease of the brewing facility and interest due SIBG for working capital advances.

Liquidity and Capital Resources

          Frederick Brewing has recorded losses from operations since 1993 and has funded its operations primarily from private and public placements of common and preferred stock and, as of August 24, 1999, from unsecured working capital advances from SIBG. As of June 30, 2000, Frederick Brewing had a working capital deficit of $4,394,257. Net cash used for operating activities was $703,293 for the three-month period ended June 30, 2000 as compared to $93,071 for the comparable period in 1999. Net cash used for operating activities was $1,283,213 for the six-month period ended June 30, 2000 as compared to $394,258 for the comparable period in 1999.

           Net cash used in investing activities was $95,318 for the three-month period ended June 30, 2000, which represented equipment purchases of $96,031 reduced by the utilization of restricted cash proceeds of $713 as compared to net cash used for investing of $146,818 for the comparable period in 1999. Net cash provided by investing activities was $29,324 for the six-month period ended June 30, 2000, which resulted from a change in restricted cash of $199,305 reduced by equipment purchases of $169,981 as compared to net cash used for investing of $154,635 for the comparable period in 1999.

          Net cash provided by financing activities was $692,659 for the three-month period ended June 30, 2000 representing the utilization of working capital loans from SIBG of $705,000 offset by payments on capital lease obligations of $12,341. Net cash provided by financing was $238,538 for the comparable period in 1999. Net cash provided by financing activities was $1,205,663 for the six-month period ended June 30, 2000 representing the utilization of working capital loans from SIBG of $1,230,000 offset by payments on capital lease obligations of $24,337. Net cash provided by financing was $462,405 for the comparable period in 1999.

          Frederick Brewing’s ability to meet its obligations on a long term basis is dependent on achieving operating profitability and on generating positive cash flows. To achieve these results, Frederick Brewing will need to eliminate or substantially reduce excess brewing capacity. In order to meet its short term obligations, Frederick Brewing will need to borrow additional amounts from SIBG under the SIBG note and from other financing sources. As of August 8, 2000, Frederick Brewing had approximately $19,811 in availability under the SIBG note. The SIBG note is subject to repayment in full upon demand by SIBG. SIBG receives funding for Frederick Brewing’s borrowings under the SIBG note from a line of credit obtained by SIBG from a financial institution on substantially similar terms and which is also payable on demand (the “SIBG Line of Credit”). As a result, although SIBG is owned and controlled by C. David Snyder, Frederick Brewing’s Chairman and CEO, SIBG may nonetheless have to demand repayment from Frederick Brewing of amounts outstanding under the SIBG note if the financial institution providing funding to SIBG demands repayment. Moreover, Crooked River (now SIBG) and Royal Brewing, LLC, both of which are controlled and/or predominantly owned by C. David Snyder, also have outstanding borrowings under the SIBG Line of Credit. As a result, some or all of the $19,811 in availability under the SIBG note, may, in fact, not be available if either SIBG or Royal Brewing utilize that availability. Since Frederick Brewing has very limited availability under the SIBG Line of Credit, C. David Snyder plans to lend additional amounts to Frederick Brewing on a case-by-case basis to meet Frederick Brewing’s short term working capital needs. To meet its long term needs, Frederick Brewing is exploring obtaining financing arrangements from other sources, including possibly a line of credit secured by Frederick Brewing’s equipment, although no assurances can be given that any such financing arrangements can be obtained and, if obtained, upon what terms such financing would be provided to Frederick Brewing.

Impact of Inflation

          Frederick Brewing has not attempted to calculate the impact of inflation on operations, but does not believe that inflation has had a material impact in recent years. Management does believe any future cost increases in raw ingredients, packaging materials, direct labor costs, overhead payroll costs, and general operating expenses due to inflation could have a significant impact on Frederick Brewing’s result of operations to the extent that these additional costs cannot be transferred to distributors.

Provision for Income Taxes

          Frederick Brewing has incurred significant net operating losses during the last several calendar years and additional losses were incurred for the three and six-month periods ended June 30, 2000. As a result, no provision for income taxes has been provided for on the Consolidated Statements of Operations for the three and six-month periods ended June 30, 1999 and 2000. Frederick Brewing has recorded a full valuation allowance against the net deferred tax assets.

Forward-Looking Information

          From time to time, information provided by Frederick Brewing, statements by its employees or information included in its filings with the Securities and Exchange Commission (including those portions of this Management’s Discussion and Analysis that refer to the future) may contain forward-looking statements that are not historical facts. Those statements are “forward-looking” within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements, and Frederick Brewing’s future performance, operating results, financial position and liquidity, are subject to a variety of factors that could materially affect results, including:

•
Going Concern. The financial statements included in this report have been prepared assuming Frederick Brewing will continue as a going concern. Frederick Brewing has sustained significant recurring operating losses and has significant cash commitments to creditors. These facts raise substantial doubt about Frederick Brewing’s ability to continue as a going concern.

•
Reliance on SIBG and C. David Snyder. Frederick Brewing’s success depends to a significant degree upon the continued support and contributions of Frederick Brewing’s controlling shareholder, SIBG, and Frederick Brewing’s Chairman and CEO, C. David Snyder:

•
Under the one-year management agreement with SIBG, SIBG provides extensive management services for Frederick Brewing. If SIBG terminates this agreement, there can be no assurance that Frederick Brewing will be able to attract and hire qualified management personnel to develop its business;

•
As of June 30, 2000, Frederick Brewing obtained funding for operations from borrowings under the SIBG note. There can be no assurance that SIBG will have continued availability under the SIBG Line of Credit to fund borrowings under the SIBG note, and there can be no assurance that Frederick Brewing will be able to borrow additional amounts from C. David Snyder and other financing sources to meet its short and long term working capital needs. In addition, there can be no assurance that SIBG will not have to demand repayment of the amounts already borrowed under the SIBG note if the financial institution that provides the funding for these loans to SIBG demands repayment from SIBG. If SIBG demands repayment of the note, there can be no assurance that Frederick Brewing will be able to obtain alternative financing or if such alternative financing is obtained, there can be no assurance as to the terms of the financing; and

•
SIBG’s ownership of other brands has resulted in the four-year agreement for Frederick Brewing to produce and package draft beer of Crooked River and may lead to other production agreements to produce and package other SIBG-owned brands. If SIBG terminates the Crooked River agreement and/or determines not to enter into additional production agreements, there can be no assurance that Frederick Brewing will be able to obtain other production contracts, which are needed to increase plant utilization.

•
Potential Out-Of-Code Production Loss. Frederick Brewing accrued $350,000 during 1999 for a potential loss related to allegedly out-of-code product that was exported to, and is currently warehoused in, a non-U.S. market. Frederick Brewing’s management is currently reviewing the situation and is in discussion with the relevant authorities in the non-U.S. markets. However, since all arrangements regarding this product were made by former management and, at this point, much information regarding this situation is still unknown, the potential amount of this loss is difficult to predict.

•
Heavy Dependence on Wholesale Distributors. Frederick Brewing distributes its products only through independent wholesale distributors for resale to retailers. Accordingly, Frederick Brewing is dependent upon these wholesale distributors to sell Frederick Brewing’s beers and to assist Frederick Brewing in creating demand for its products and in providing adequate service to its retail customers. Even though Frederick Brewing recently assigned its distribution rights for the State of Maryland to nine new distributors, there can be no assurance that any of Frederick Brewing’s wholesale distributors will devote the resources necessary to provide effective sales and promotional support to Frederick Brewing.

•
Competition. Frederick Brewing competes in the specialty beer segment of the domestic beer market against a variety of domestic and international brewers, many of whom have substantially greater financial, production, distribution and marketing resources and have achieved a higher level of brand recognition than Frederick Brewing. Increased competition could result in price reductions, reduced profit margins and loss of market share, all of which would have a material adverse effect on Frederick Brewing’s financial condition and results of operations.

•
Decrease in Industry Growth. Beginning in 1996, the overall sales growth of domestic specialty brewers slowed substantially. Management believes that this decrease was primarily caused by factors such as:

•	the maturation and saturation of certain large consumer markets;

•	the increased marketing efforts of import brewers; and

•	a shift in the promotional effort of many wholesale distributors from domestic specialty brands to higher volume products.

Although certain industry sources indicate that this trend is reversing, there can be no assurance that the decrease in sales growth of domestic specialty brewers that previously occurred will not reoccur, which would have a material adverse effect on Frederick Brewing’s financial condition and results of operations. Moreover, even if the domestic specialty beer category experiences growth in 2000 and beyond, no assurance can be given that Frederick Brewing will be in a position to take advantage of such growth.

•
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

PART II. OTHER INFORMATION

Item 1.    Legal Proceedings.

          In November 1999, the Department of Public Works Frederick County Maryland Bureau of Water and Sewer issued a final Addendum to Consent Order with respect to Frederick Brewing, which modified the Consent Order issued in June 1998 and the Addendum to Consent order issued in June 1999. The June 1999 Addendum had directed Frederick Brewing to take appropriate actions to cause its wastewater discharge to meet its permit limitations by November 30, 1999. The Final Addendum extended the November deadline to December 31, 1999 and provided that failure to obtain compliance by such deadline would result in the imposition of a penalty of $1,000 per day for each day that Frederick Brewing failed to be in compliance after November 30, 1999. Frederick Brewing believes that it took all appropriate actions to obtain compliance and that it was compliant on or before the December 31st deadline. Nevertheless, in January 2000, the Frederick County Bureau of Water and Sewer Operations issued a citation to Frederick Brewing for Frederick Brewing’s alleged failure to submit proper test data documenting compliance with industrial wastewater discharge requirements. In connection with this citation, Frederick Brewing was fined $31,000. Frederick Brewing has appealed this decision and the fine. The hearing on the appeal was held on April 14, 2000; as of August 8, 2000, no decision on the appeal had been issued by the Director of Public Works.

Item 6.    Exhibits and Reports on Form 8-K

a.	Exhibits

Except as otherwise indicated, the following Exhibits are filed herewith and made a part hereof:

	Exhibit No.	Description

	27.1	Financial Data Schedule.

b.	Reports on Form 8-K

None.

FREDERICK BREWING CO.

SIGNATURES

          In accordance with the requirements of the Securities and Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FREDERICK BREWING CO.

Date: August 11, 2000
/s/ C. David Snyder
C. David Snyder Chairman of the Board, Chief Executive Officer and Treasurer

Date: August 11, 2000
/s/ James M. Gehrig
James M. Gehrig Chief Financial Officer

FREDERICK BREWING CO.

EXHIBIT INDEX

Exhibit	Description
27.1	Financial Data Schedule.