Form 10QSB
period 2000-09-30
FREDERICK BREWING CO
filed 2000-11-14
CIK 926978

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-QSB

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934, For the quarterly period ended September 30, 2000.
or
[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT.

Commission File Number: 0-27800

Frederick Brewing Co.
(Exact Name of Small Business Issuer as Specified in Its Charter)

Maryland	52-1769647
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

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
Yes  X   No __

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

Common Stock, $0.0004 par value	8,596,211
(Title of Each Class)	(Number of shares outstanding as
of November 8, 2000)
Transitional Small Business Disclosure Format: (check one):
Yes [ ] No [X]

FREDERICK BREWING CO.
INDEX TO FORM 10-QSB
September 30, 2000

		PAGE NO.

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

Consolidated Balance Sheet (unaudited) - September 30, 2000		3

Consolidated Statements of Operations (unaudited) -
	f or the three and nine months ended September 30, 2000 and 1999	4

Consolidated Statements of Cash Flows (unaudited) -
	for the three and nine months ended September 30, 2000 and 1999	5

Notes to Consolidated Financial Statements (unaudited)		6

Item 2.	Management's Discussion and Analysis of Financial
	Condition and Results of Operations	7-16

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings	16

Item 3.	Defaults Upon Senior Securities	16

Item 6.	Exhibits and Reports on Form 8-K	16

SIGNATURES
PART I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

FREDERICK BREWING CO.
Consolidated Balance Sheet
September 30, 2000
(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$12,643
Cash-restricted	113,912
Trade receivables, net of allowance for doubtful accounts of $31,716	270,330
Inventories, net of obsolescence reserve of $50,173	472,867
Prepaid expenses and other current assets	146,039

Total current assets	1,015,791
Property, plant and equipment, net of accumulated depreciation of $2,361,922	7,302,107
Intangibles, net of accumulated amortization of $343,642	276,907
Goodwill, net of accumulated amortization of $121,178	820,283

Total assets	$9,415,088

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Current maturities long-term debt	$4,029,505
Capital lease obligations, current portion	54,552
Accounts payable	1,164,296
Accrued liabilities	775,652

Total current liabilities	6,024,005
Long term debt	84,151
Capital lease obligations	2,560,089

Total liabilities	8,668,245
Stockholders' equity:
Preferred Stock - $ 0.01 par value, 1,000,000 shares authorized:
Cumulative, convertible Series A, 1,455 shares issued and outstanding	548,512
Common Stock - $0.0004 par value, 19,000,000 shares authorized and 8,596,211 shares
issued and outstanding	3,439
Additional paid-in capital	23,861,881
Accumulated deficit	(23,666,989)

Total stockholders' equity	746,843

Total liabilities and stockholders' equity	$9,415,088

The accompanying notes are an integral part of these consolidated financial statements.

FREDERICK BREWING CO.
Consolidated Statements of Operations
For the Three and Nine Months Ended September 30, 2000 and 1999
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2000	1999	2000	1999

Gross sales	$746,233	$810,014	$2,215,559	$2,804,522
Less: returns and allowances, and excise taxes	95,013	441,159	308,649	618,053

Net sales	651,220	368,855	1,906,910	2,186,469
Cost of sales	771,227	869,958	2,337,750	2,627,185

Gross loss	(120,007)	(501,103)	(430,840)	(440,716)
Selling, general and administrative expense	564,790	1,135,188	1,715,269	2,437,779
Impairment of goodwill	-	1,359,751	-	1,359,751

Operating loss	(684,797)	(2,996,042)	(2,146,109)	(4,238,246)
Loss on sale of equipment	-	2,123	-	2,123
Interest expense, net	175,118	151,996	474,272	502,537

Loss before extraordinary gain on
forgiveness of debt, net	(859,915)	(3,150,161)	(2,620,381)	(4,742,906)
Extraordinary gain on forgiveness of debt, net	-	731,360	-	731,360

Net loss	$(859,915)	$(2,418,801)	$(2,620,381)	$(4,011,546)

Basic and diluted loss per common share:
Net loss before extraordinary item	$(0.10)	$(0.71)	$(0.30)	$(1.77)
Extraordinary item	-	0.17	-	0.27

Net loss per common share	$(0.10)	$(0.54)	$(0.30)	$(1.50)
Weighted average common shares
(basic and diluted)	8,596,211	4,490,972	8,596,211	2,670,414

The accompanying notes are an integral part of these consolidated financial statements.

FREDERICK BREWING CO.
Consolidated Statements of Cash Flows
For the Three and Nine Months Ended September 30, 2000 and 1999
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2000	1999	2000	1999

Cash flows from operating activities:
Net loss	$(859,915)	$(2,418,801)	$(2,620,381)	$(4,011,546)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	188,664	193,323	562,893	622,802
Amortization	79,543	129,786	239,523	271,337
Gain on forgiveness of debt	-	(731,360)	-	(731,360)
Goodwill impairment	-	1,359,751	-	1,359,751
Compensation charges for fair value of stock
issued in lieu of salary	-	23,044	-	23,044
Compensation charges for issuance of stock
to former officers	-	200,000	-	200,000
Loss on sale equipment	-	2,123	-	2,123
Changes in operating assets and liabilities:
Trade receivables	26,038	(34,814)	(27,866)	1,082
Inventories	(31,193)	44,355	71,702	126,655
Prepaid assets	(40,991)	(100,375)	(57,103)	(100,801)
Other assets	-	70,936	-	197,866
Accounts payable	122,154	(393,506)	4,428	46,591
Accrued liabilities	203,532	309,354	231,423	288,296

Net cash used in operating activities	(312,168)	(1,346,184)	(1,595,381)	(1,704,160)
Cash flows from investing activities:
Purchase of equipment and improvements	(8,024)	(202,500)	(178,005)	(354,780)
Purchase of intangibles	-	-	-	(2,355)
Proceeds from sale equipment	-	5,250	-	5,250
Change in restricted cash	(742)	(300,000)	198,563	(300,000)

Net cash (used in)/provided by investing activities	(8,766)	(497,250)	20,558	(651,885)
Cash flows from financing activities:
Payments debt obligations and capital lease obligation	(12,698)	(2,139,692)	(37,035)	(2,326,567)
Proceeds debt obligation	345,000	2,204,691	1,575,000	2,815,751
Proceeds common stock issuance	-	1,841,856	-	1,843,794

Net cash provided by financing activities	332,302	1,906,855	1,537,965	2,332,978

Net increase/(decrease) in cash and cash equivalents	11,368	63,421	(36,858)	(23,067)
Cash and cash equivalents, beginning of period	1,275	6,511	49,501	92,999

Cash and cash equivalents, end of period	$ 12,643	$ 69,932	$ 12,643	$ 69,932

The accompanying notes are an integral part of these consolidated financial statements.

FREDERICK BREWING CO.
Notes to Consolidated Financial Statements
September 30, 2000
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

     Operating results for the period ended September 30, 2000 are not necessarily indicative of the results that may be expected for other interim periods within 2000 or for the year ending December 31, 2000. Information relating to the financial position, results of operations and cash flows of Frederick Brewing as of and for the year ended December 31, 1999 may be found in the consolidated financial statements included in Frederick Brewing's Annual Report filed on Form 10-KSB for the year ended December 31, 1999.

2. Management's Opinion

     In the opinion of Frederick Brewing's management, Frederick Brewing's unaudited consolidated financial position as of September 30, 2000 and the results of their consolidated operations and consolidated cash flows for the interim periods ended September 30, 2000 and September 30, 1999, reflect all adjustments (consisting only of normal and recurring adjustments) necessary to present fairly the results of the interim periods presented. The operating results for the interim periods presented are not necessarily indicative of the results expected for the full year.

3. Inventories

     Inventories consist of raw ingredients, work in process, packaging materials, finished products and marketing supplies, and are valued at the lower of cost or market. Cost is determined by the first-in, first-out (FIFO) method. Frederick Brewing periodically reviews the age and marketability of its inventory, and provides obsolescence allowances as necessary. Net inventories at September 30, 2000 are as follows:

Raw ingredients	$64,118
Work in process	57,073
Packaging materials	146,841
Finished goods	107,068
Marketing supplies	147,940

Inventory, gross	523,040
Allowance for obsolescence	(50,173)

Inventory, net	$472,867

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

5. Subsequent Events

     Frederick Brewing is in the process of dissolving its two wholly-owned subsidiaries, Wild Goose Brewery, Inc. and Brimstone Brewing Company, and plans to complete this process during the fourth quarter of 2000. Frederick Brewing conducted no operations through these subsidiaries.

6. Stockholders' Equity

     The holders of Frederick Brewing's 8% Cumulative Convertible Preferred Stock, Series A shares are senior to Frederick Brewing's common stock with respect to dividend rights and are entitled to a liquidation preference of $500 per share. The annual dividend rate for Series A shares is $40 per share per annum and is due and payable quarterly at a rate of $10 per share. As of September 30, 2000, cumulative dividends in arrears were $218,250. Full dividends must be paid or set aside on Series A shares before dividends may be paid or set aside on the common stock. All dividend payments will be subordinated to the Company's debt obligations, and will be subject to the prior approval of the Company's bank. The Company does not expect to declare or pay such dividends in the foreseeable future.

Item 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

      The following is a discussion of the financial condition, changes in financial condition and results of operations of Frederick Brewing for the three and nine month periods ended September 30, 2000 and 1999. This discussion should be read in conjunction with the Management's Discussion and Analysis of Financial Condition and Results of Operations and the Consolidated Financial Statements and Notes thereto included in Frederick Brewing's Form 10-KSB for the fiscal year ended December 31, 1999.

Overview

     Effective August 24, 1999, Snyder International Brewing Group, LLC ("SIBG"), an Ohio limited liability company that is predominantly owned and controlled by its Chairman and Chief Executive Officer, C. David Snyder, purchased 4,447,104 newly issued shares of Frederick Brewing's common stock for $2.0 million in cash, representing approximately 51% of the outstanding common stock of Frederick Brewing after giving effect to the transaction. At the time of SIBG's investment, Frederick Brewing was suffering from serious financial and operational problems, which were outlined in Frederick Brewing's Form 10-QSB for the fiscal quarter ended June 30, 1999. Since SIBG's investment in Frederick Brewing, a number of changes have been made in Frederick Brewing's board of directors and senior management. The change in Frederick Brewing's board of directors and senior management has resulted in changes in, among other things, Frederick Brewing's strategic direction, its distribution efforts and its sales and marketing strategies. During the past year, Frederick Brewing's new management has engaged in a thorough evaluation of Frederick Brewing's operations and financial condition. This evaluation is continuing and has taken longer than management initially anticipated. Nevertheless, Frederick Brewing has taken a number of steps intended to stabilize Frederick Brewing's financial condition, which has been deteriorating rapidly. Frederick Brewing's management believes that these changes have established a foundation upon which to improve Frederick Brewing's operating and financial performance in the future. These steps and the current progress of these steps are as follows:

     Provide Enhanced Managerial Expertise

Effective August 24, 1999, Frederick Brewing entered into a management agreement with SIBG under which SIBG provides Frederick Brewing with administrative, financial, operational and marketing and strategic planning services. The SIBG management team has collectively over 70 years of experience in the alcoholic beverage industry. Frederick Brewing entered into the SIBG management agreement, which initially had a one-year term, in order to obtain the benefits of the extensive experience of the SIBG management team. The monthly management fee of $30,000 paid by Frederick Brewing to SIBG under the agreement is less than the aggregate monthly salaries and related fringe benefits paid to Frederick Brewing's former senior managers. The members of SIBG's management team who also serve as officers of Frederick Brewing do not receive any compensation from Frederick Brewing. The management agreement automatically renewed for another one-year term on August 24, 2000.

In addition to the SIBG managers, Frederick Brewing hired two senior operational managers to oversee the day-to-day operations of the Frederick, Maryland facility. Albert Spinelli, who was formerly employed by Latrobe Brewing Company, in Latrobe, Pennsylvania, was hired effective April 3, 2000 to serve as Executive Vice President and General Manager of Frederick Brewing and, on April 25, 2000, Frederick Brewing announced that Andrew W. Tveekrem, who was formerly employed by Great Lakes Brewing Company in Cleveland, Ohio, was hired effective June 1, 2000, to serve as Brewmaster of Frederick Brewing.

     Improve Plant Operational Performance

The new management of Frederick Brewing has improved the plant operational performance as follows:

To improve production efficiency, plant-wide productivity measurement and tracking systems were developed and implemented. These systems created improvements in many production areas to date such as:

·

Production line efficiencies, which measure the maximum efficiency of the brewery's production equipment, increased from an average of 65% efficiency to an average of 79% efficiency over the nine-month period ended September 30, 2000.

·
Barrels of beer produced per labor hour worked increased from .67 to .85, or a 27% improvement, over the nine-month period ended September 30, 2000.

·
Beer losses from the brewing vessels to the finished packaged goods were reduced by 25% over the nine-month period ended September 30, 2000.

To reduce the costs of goods sold and to price Frederick Brewing's brands to achieve better margins, the management team is conducting cost analyses of all products and packages. Management will use this information to identify packaging and product costs that can be decreased or improved.

To improve the quality and consistency of Frederick Brewing's beers, management implemented and documented new quality, sanitation, and lab procedures and analyses. These procedures should create considerable gains in product shelf-life and stability. In addition, management believes that the positive feedback from our wholesalers and consumers about the improved quality and consistency of Frederick Brewing's brands indicate that these programs may lead to increased sales of Frederick Brewing's products in the future.

Frederick Brewing's brands are also continuing to be recognized for their quality. In June 2000, Frederick Brewing's Blue Ridge Amber Lager and Dopplebock brands won gold medals at the World Beer Cup competition in New York City. This competition is held every two years by the Association of Brewers, Boulder, Colorado. Management believes that recognition such as this will also contribute to increased consumer demand for, and sales of, Frederick Brewing's brands.

     Improve Operational Utilization of Plant

Effective August 24, 1999, Frederick Brewing entered into a production agreement with Crooked River under which Frederick Brewing agreed to produce and package draft and bottled beer for Crooked River for up to four years, which includes automatic renewal periods. As a result of the July 5, 2000 merger of Crooked River into SIBG, SIBG has replaced Crooked River as party to this production agreement. SIBG plans to shift additional production of Crooked River's flagship brands to the Frederick Brewing facility as a result of increased consumer demand for the Crooked River products. This shift is expected to be fully implemented in the fourth quarter of 2000 which, in turn, is expected to dramatically improve plant efficiency and utilization.

      Improve Financial Condition of Frederick Brewing

In order to repay certain outstanding indebtedness of Frederick Brewing and to fund working capital and other corporate needs, Frederick Brewing executed a promissory note in favor of SIBG on August 30, 2000. The SIBG note is payable on demand and provides that Frederick Brewing may borrow on a revolving basis up to $5.0 million in aggregate principal amount, subject to certain limitations. The note has an interest rate per annum equal to the prime rate (10% at September 30, 2000) of a regional financial institution plus one percent. As of November 9, 2000, Frederick Brewing had outstanding borrowings of approximately $4,185,627 million under the SIBG note.

     Stabilize Regional Market Presence

Through September 30, 1999, Frederick Brewing's gross revenues had been negatively impacted by the decision of Frederick Brewing's major distributor in the State of Maryland to diversify its brand portfolio and concentrate its sales and marketing efforts in alcoholic beverage products other than beer. Consequently, on September 24, 1999, Frederick Brewing reacquired its distribution rights for its brands for the State of Maryland from this distributor. Frederick Brewing immediately assigned these rights to nine distributors that are strategically located throughout the State of Maryland. C. David Snyder, Frederick Brewing's Chairman and CEO, personally guaranteed up to $160,000 of the acquisition price for these distribution rights. Frederick Brewing's management believes that these new distributors have helped to stabilize Frederick Brewing's brands in Maryland.

     Initiate New Sales and Marketing Plans

During the third quarter of 1999, Frederick Brewing began to initiate and implement new sales strategies and marketing plans to increase interest in Frederick Brewing's brands. Frederick Brewing continues to concentrate its sales efforts in the Maryland and Virginia area. Frederick Brewing has recently sponsored the Wild Goose Landing, a proprietary pub located in FedEx Field, home of the Washington Redskins, which sells the Wild Goose brands during sporting events. Frederick Brewing's management expects that this sponsorship will continue to reinforce the Wild Goose flagship brands as high-quality, specialty-crafted products and will help to increase sales of these brands in the Maryland and Virginia area.

     Improve Efficiency of Sales Force

Effective January 1, 2000, Frederick Brewing's sales personnel became employees of SIBG as part of an effort to, among other things, increase sales of Frederick Brewing's brands by taking advantage of the distribution networks established by SIBG for its Crooked River and Hudepohl-Schoenling brands. In return for these services, Frederick Brewing pays SIBG $29,908 each month plus certain expenses under the Sales and Marketing Agreement with SIBG, dated January 1, 2000.

     Simplify Corporate Structure

Frederick Brewing is in the process of dissolving its two wholly-owned subsidiaries, Wild Goose Brewery, Inc. and Brimstone Brewing Company, and plans to complete this process during the fourth quarter of 2000. Frederick Brewing conducted no operations through these subsidiaries.

Frederick Brewing's management continues to believe that the key to improving Frederick Brewing's financial performance is to increase the utilization levels of its brewing facility. To that end, Frederick Brewing has entered into the production agreement with Crooked River (now SIBG) and expects to produce additional Crooked River brands under this Agreement in the near future, although no assurance can be given as to if and when this production will begin. In addition, Frederick Brewing intends to enter into a similar production agreement relating to certain brands C. David Snyder had previously acquired from The Hudepohl-Schoenling Brewing Company, although no assurance can be given as to when or if Frederick Brewing will enter into such agreement. Management is also exploring other ways to increase the brewery's utilization level, including formation of strategic alliances, contract brewing arrangements or acquisitions of brands or other breweries. No assurance, however, can be given that management's efforts will result in increased utilization levels at Frederick Brewing's brewing facility.

Results of Operations

Three Months Ended September 30, 2000 and September 30, 1999

Gross Sales

     Gross sales for the three-month periods ended September 30, 2000 and 1999 were $746,233 and $810,014, respectively, a decrease of $63,781 or 7.9%. Shipped barrels decreased to 4,248 barrels for the three-month period ended September 30, 2000 from 5,091 barrels for the comparable period in 1999, a decrease of 843 barrels or 16.6%. The sales and shipped volume decreases were related to a significant reduction in sales of the Hempen product lines as well as an overall decrease in sales of Frederick Brewing's flagship brands (Wild Goose and Blue Ridge product lines). This overall decline was primarily caused by the continuing effects of the significant reduction in resources that were allocated to marketing and sales efforts prior to SIBG's investment in Frederick Brewing.

Selling Price Per Barrel

     The selling price per barrel increased by $16.56, or more than 10.4%, to $175.67 per barrel for the three-month period ended September 30, 2000 from $159.11 for the comparable period in 1999. The increase in the selling price per barrel was primarily due to Frederick Brewing's product mix sold. Frederick Brewing continues to position its flagship brands (Wild Goose and Blue Ridge product lines) in the consumer market as high-quality, specialty-crafted products.

     Significant changes in the product mix could have a material effect on sales price per barrel. Frederick Brewing packages its brands in bottles and kegs. Assuming the same level of production, a shift in the mix from bottles to kegs would effectively decrease revenue per barrel because the selling price per equivalent barrel is lower for kegs than for bottles.

Returns and Allowances

     Product returns and allowances were $56,142 for the three-month period ended September 30, 2000 versus $386,130 for the comparable period in 1999. Returns and allowances for the three-month period ended September 30, 1999 includes a $350,000 allowance for old product, which is in dispute.

Excise Taxes

     State and federal excise taxes were $38,871 for the three-month period ended September 30, 2000 and $55,029 for the comparable period in 1999, representing 5.2% and 6.8% of gross sales, respectively. State excise tax rates and methods of computing taxes vary, depending on where the beer is sold. In some states, such as Maryland and Pennsylvania, the brewer is required to pay the tax; in other states, such as the District of Columbia and Virginia, the tax is paid by the purchasing distributor. Frederick Brewing currently pays $7 per barrel federal excise tax on all beer sold within the United States. The decrease in excise taxes paid results from the mix of sales by state and lower volumes shipped for the period.

Cost of Sales

     For the three-month periods ended September 30, 2000 and 1999, the cost of sales was $771,227, or $181.55 per barrel, and $869,958, or $170.88 per barrel, respectively. The cost of sales for the three-month period ended September 30, 2000 decreased to 118.4% of net sales from 235.9% for the comparable period in 1999. Variable costs were $459,827, or $108.24 per barrel, for the three-month period ended September 30, 2000 compared to $555,858, or $109.18 per barrel, for the comparable period in 1999. Fixed overhead costs for the three-month period ended September 30, 2000 decreased by $2,700 to $311,400 from $314,100 for the comparable period in 1999.

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

     The increase in cost of sales per barrel for the three-month period ended September 30, 2000 was primarily caused by Frederick Brewing's overhead costs being absorbed over a reduced barrel shipment, 4,248 barrels for the three-month period ended September 30, 2000 compared to 5,091 barrels for the comparable period in 1999. For the three-month period ended September 30, 2000, Frederick Brewing's brewing facility operated at a level of 16.9% of plant capacity compared to 20.4% for the comparable period in 1999. Frederick Brewing's capacity utilization has a significant impact on gross profit. When facilities are operating at their maximum designed production capacities (100,000 barrels designed capacity for Frederick Brewing), profitability is favorably affected by spreading fixed and variable operating costs over a larger sales base. Because the actual production level is substantially below the facility's maximum designed production capacity, gross margins are negatively impacted. This impact is reduced when actual utilization levels increase.

Selling, General and Administrative Expenses and Management Fees

     Selling, general and administrative expenses for the three-month period ended September 30, 2000 decreased $570,398, or approximately 50.3%, to $564,790 from $1,135,188 for the comparable period in 1999. This decrease was due, in part, to:

•	a significant decrease in consulting costs paid in the third quarter of 2000;
•	the absence of a $200,000 compensation charge related to stock issued to the former executive officers that was paid in the third quarter of 1999;
•	a reduction in depreciation and amortization expense resulting from the elimination of company owned vehicles; and
•	a general reduction in overall general and administrative costs compared to the third quarter of 1999.

The above decreases were partially offset by an increase in management fees and sales and marketing expenses paid to SIBG resulting from the management agreement being effective for one month in the third quarter of 1999 compared to all three months in the third quarter of 2000.

Impairment of Goodwill

     Impairment of goodwill associated with the Wild Goose acquisition resulting in a charge of $1,359,751 for the three-months period ended September 30, 1999 as compared to $0.00 for the comparable period of 2000. Frederick Brewing's management determined that the goodwill of $2,734,113 that was recognized when Frederick Brewing acquired Wild Goose in 1998 will not be fully recovered due to lower than expected sales volumes of certain Wild Goose brands. Frederick Brewing's management has estimated that it can recover $820,283 of the remaining value of its goodwill.

Interest Expense (net)

     Net interest expense increased $23,122, or approximately 15.2%, to $175,118 for the three-month period ended September 30, 2000 compared to $151,996 for the comparable period in 1999. A substantial portion of the interest expense incurred during the three-month period ended September 30, 2000 related to indebtedness incurred by Frederick Brewing in connection with its lease of the brewing facility and interest due to SIBG for working capital advances.

Extraordinary Gain on Forgiveness of Debt

     The net amount of extraordinary gain on forgiveness of debt for the three-month period ended September 30, 2000 was $0.00 compared to $731,360 for the comparable period in 1999. In order to facilitate SIBG's investment in Frederick Brewing, a number of Frederick Brewing's creditors forgave amounts owed to Frederick Brewing totaling $824,662. One of the creditors was a financial institution for which Frederick Brewing had unamortized debt costs of $93,302.

Nine Months Ended September 30, 2000 and Nine Months Ended September 30, 1999

Gross Sales

     Gross sales for the nine-month periods ended September 30, 2000 and 1999 were $2,215,559 and $2,804,522, respectively, a decrease of $588,963 or 21%. Shipped barrels decreased to 12,633 barrels for the nine-month period ended September 30, 2000 from 16,404 barrels for the comparable period in 1999, a decrease of 3,771 barrels or 23.0%. The sales and shipped volume decreases were related to a significant reduction in sales of the Hempen product lines as well as an overall decrease in sales of Frederick Brewing's flagship brands (Wild Goose and Blue Ridge product lines). This overall decline was primarily caused by the continuing effects of the significant reduction in resources that were allocated to marketing and sales efforts prior to SIBG's investment in Frederick Brewing.

Selling Price Per Barrel

     The selling price per barrel increased by $4.41, or 2.6%, to $175.38 per barrel for the nine-month period ended September 30, 2000 from $170.97 for the comparable period in 1999. The increase in the selling price per barrel was primarily due to Frederick Brewing's product mix sold. Frederick Brewing continues to position its flagship brands (Wild Goose and Blue Ridge) in the consumer market as high-quality, specialty-crafted products.

     Significant changes in the product mix could have a material effect on sales price per barrel. Frederick Brewing packages its brands in bottles and kegs. Assuming the same level of production, a shift in the mix from bottles to kegs would effectively decrease revenue per barrel because the selling price per equivalent barrel is lower for kegs than for bottles.

Returns and Allowances

     Product returns and allowances were $192,026 for the nine-month period ended September 30, 2000 versus $458,940 for the comparable period in 1999. Returns and allowances for the nine-month period ended September 30, 1999 includes a $350,000 allowance for old product, which is in dispute.

Excise Taxes

     State and federal excise taxes were $116,623 for the nine-month period ended September 30, 2000 and $159,113 for the comparable period in 1999, representing 5.3% and 5.7% of gross sales, respectively. State excise tax rates and methods of computing taxes vary, depending on where the beer is sold. In some states, such as Maryland and Pennsylvania, the brewer is required to pay the tax; in other states, such as the District of Columbia and Virginia, the tax is paid by the purchasing distributor. Frederick Brewing currently pays $7 per barrel federal excise tax on all beer sold within the United States. The decrease in excise taxes paid results from the mix of sales by state and lower volumes shipped for the period.

Cost of Sales

     For the nine-month periods ended September 30, 2000 and 1999, the cost of sales was $2,337,750, or $185.05 per barrel, and $2,627,185, or $160.16 per barrel, respectively. The cost of sales for the nine-month period ended September 30, 2000 increased to 123% of net sales from 120% for the comparable period in 1999. Variable costs were $1,427,150, or $112.97 per barrel, for the nine-month period ended September 30, 2000 compared to $1,734,785, or $105.75 per barrel, for the comparable period in 1999. Fixed overhead costs for the nine-month period ended September 30, 2000 increased by $18,200 to $910,600 from $892,400 for the comparable period in 1999.

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

     The increase in cost of sales per barrel for the nine-month period ended September 30, 2000 was primarily caused by Frederick Brewing's overhead costs being absorbed over a reduced barrel shipment, 12,633 barrels for the nine-month period ended September 30, 2000 compared to 16,404 barrels for the comparable period in 1999. For the nine-month period ended September 30, 2000, Frederick Brewing's brewing facility operated at a level of 16.8% of plant capacity compared to 21.9% for the comparable period in 1999. Frederick Brewing's capacity utilization has a significant impact on gross profit. When facilities are operating at their maximum designed production capacities (100,000 barrels designed capacity for Frederick Brewing), profitability is favorably affected by spreading fixed and variable operating costs over a larger sales base. Because the actual production level is substantially below the facility's maximum designed production capacity, gross margins are negatively impacted. This impact is reduced when actual utilization levels increase.

Selling, General and Administrative Expenses and Management Fees

     Selling, general and administrative expenses for the nine-month period ended September 30, 2000 decreased $722,510, or approximately 29.6%, to $1,715,269 from $2,437,779 for the comparable period in 1999. This decrease was due, in part, to:

•	a significant decrease in consulting and former executive officers' compensation;
•	a reduction in depreciation expenses;
•	a reduction in miscellaneous and general operating costs; and
•	a reduction in salaries for sales staff.

The above decreases were partially offset by an increase in management fees and sales and marketing expenses paid to SIBG created by the management agreement being effective for one month during the period ended September 30, 1999 as compared to all nine months for the comparable period in 2000.

Impairment of Goodwill

     Impairment of goodwill associated with the Wild Goose acquisition resulted in a charge of $1,359,751 for the nine months ended September 30, 1999 as compared to $0.00 for the comparable period in 2000. Frederick Brewing's management determined that the goodwill of $2,734,113 that was recognized when Frederick Brewing acquired Wild Goose in 1998 will not be fully recovered due to lower than expected sales volumes of certain Wild Goose brands. Based on future cash flows analysis, Frederick Brewing's management has estimated that it can recover $820,283 of the remaining value of its goodwill.

Interest Expense (net)

     Net interest expense decreased $28,265, or approximately 5.6%, to $474,272 for the nine-month period ended September 30, 2000 compared to $502,537 for the comparable period in 1999. A substantial portion of the interest expense incurred during the nine-month period ended September 30, 2000 related to its lease of the brewing facility and interest due to SIBG for working capital advances.

Extraordinary Gain or Forgiveness of Debt (net)

     The net amount of extraordinary gain on forgiveness of debt for the nine-month period ended September 30, 2000 was $0.00 as compared to $731,360 for the comparable period in 1999. In order to facilitate SIBG's investment in Frederick Brewing, a number of Frederick Brewing's creditors forgave amounts owed to Frederick Brewing totaling $824,662. One of the creditors was a financial institution for which Frederick Brewing had unamortized debt costs of $93,302 that were expensed.

Liquidity and Capital Resources

     Frederick Brewing has recorded losses from operations since 1993 and has funded its operations primarily from private and public placements of common and preferred stock and, as of August 24, 1999, from unsecured working capital advances from SIBG. As of September 30, 2000, Frederick Brewing had a working capital deficit of $5,008,214. Net cash used for operating activities was $312,168 for the three-month period ended September 30, 2000 as compared to $1,346,184 for the comparable period in 1999. Net cash used for operating activities was $1,595,381 for the nine-month period ended September 30, 2000 as compared to $1,704,160 for the comparable period in 1999.

     Net cash used in investing activities was $8,766 for the three-month period ended September 30, 2000, which represented equipment purchases of $8,024 and change of restricted cash proceeds of $742 as compared to net cash used for investing of $497,250 for the comparable period in 1999. Net cash provided by investing activities was $20,558 or the nine-month period ended September 30, 2000, which resulted from a change in restricted cash of $198,563 reduced by equipment purchases of $178,005 as compared to net cash used for investing of $651,885 for the comparable period in 1999.

     Net cash provided by financing activities was $332,302 for the three-month period ended September 30, 2000 representing the utilization of working capital loans from SIBG of $345,000 offset by payments on capital lease obligations of $12,698. Net cash provided by financing was $1,906,855 for the comparable period in 1999. Net cash provided by financing activities was $1,537,965 for the nine-month period ended September 30, 2000 representing the utilization of working capital loans from SIBG of $1,575,000 offset by payments on capital lease obligations of $37,035. Net cash provided by financing was $2,332,978 for the comparable period in 1999.

     Frederick Brewing's ability to meet its obligations on a long term basis is dependent on achieving operating profitability and on generating positive cash flows. To achieve these results, Frederick Brewing continues to work to eliminate or substantially reduce excess brewing capacity. In order to meet its short term obligations, Frederick Brewing will need to continue to borrow additional amounts from SIBG or from other financing sources. Frederick Brewing currently receives funding for its working capital and other corporate needs under the SIBG note, which is payable on demand and provides that Frederick Brewing may borrow on a revolving basis up to $5,000,000, subject to certain limitations. As of November 9, 2000, Frederick Brewing had approximately $814,373 available under the SIBG note. SIBG receives funding for Frederick Brewing's borrowings under the SIBG note from a $5,000,000 line of credit obtained by SIBG from a financial institution (the "SIBG Line of Credit") on substantially similar terms and from a $1,000,000 revolving loan from C. David Snyder (the "Snyder Note"), both of which are payable on demand and allow SIBG to borrow on a revolving basis, subject to certain limitations. Accordingly, even though Frederick Brewing has approximately $814,373 remaining in availability under the SIBG note, this availability is limited to the amounts that SIBG has available to it under the SIBG Line of Credit and the Snyder Note. As of November 9, 2000, there was no availability under the SIBG Line of Credit and $172,900 in availability under the Snyder Note. In addition, although SIBG is owned and controlled by C. David Snyder, Frederick Brewing's Chairman and CEO, SIBG may nonetheless have to demand repayment from Frederick Brewing of amounts outstanding under the SIBG note if the financial institution providing funding to SIBG demands repayment under the SIBG Line of Credit or if C. David Snyder demands repayment of the Snyder Note. Moreover, Crooked River (now SIBG) and Royal Brewing, LLC, both of which are controlled and/or predominantly owned by C. David Snyder, also have outstanding borrowings that are funded by the SIBG Line of Credit and the Snyder Note and may borrow additional amounts from SIBG that are funded by the Snyder Note. As a result, some or all of the $172,900 in availability under the Snyder Note, may, in fact, not be available if either SIBG or Royal Brewing utilize that availability. If necessary, C. David Snyder plans to lend additional amounts to Frederick Brewing on a case-by-case basis to meet Frederick Brewing's short term working capital needs. To meet its long term needs, Frederick Brewing continues to explore obtaining financing arrangements from other sources, including possibly a line of credit secured by Frederick Brewing's equipment, although no assurances can be given that any such financing arrangements can be obtained and, if obtained, upon what terms such financing would be provided to Frederick Brewing.

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

Provision for Income Taxes

     Frederick Brewing has incurred significant net operating losses during the last several calendar years and additional losses were incurred for the three and nine-month periods ended September 30, 2000. As a result, no provision for income taxes has been provided for on the Consolidated Statements of Operations for the three and nine-month periods ended September 30, 1999 and 2000. Frederick Brewing has recorded a full valuation allowance against the net deferred tax assets.

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

  Reliance on SIBG and C. David Snyder. Frederick Brewing's success continues to significantly depend upon the financial support and contributions of Frederick Brewing's controlling shareholder, SIBG and Frederick Brewing's Chairman and CEO, C. David Snyder:

·

  Under the management agreement with SIBG, SIBG provides extensive management services for Frederick Brewing. The management agreement automatically renewed for another one-year term on August 24, 2000; however, if SIBG terminates this agreement, there can be no assurance that Frederick Brewing will be able to attract and hire qualified management personnel to develop its business;

·

  As of September 30, 2000, Frederick Brewing obtained funding for operations from borrowings under the SIBG note. There can be no assurance that SIBG will continue to provide funding to Frederick Brewing and there can be no assurance that Frederick Brewing will be able to borrow additional amounts from C. David Snyder and other financing sources to meet its short and long term working capital needs. In addition, there can be no assurance that SIBG will not have to demand repayment of the amounts already borrowed under the SIBG note if the financial institution that provides the funding for these loans to SIBG demands repayment from SIBG or if C. David Snyder demands repayment of the Snyder Note from SIBG. If SIBG demands repayment of the note, there can be no assurance that Frederick Brewing will be able to obtain alternative financing or if such alternative financing is obtained, there can be no assurance as to the terms of the financing; and

·

  SIBG's ownership of other brands has resulted in the four-year agreement for Frederick Brewing to produce and package draft beer of Crooked River and may lead to other production agreements to produce and package other SIBG-owned brands. If SIBG terminates the Crooked River agreement and/or determines not to enter into additional production agreements, there can be no assurance that Frederick Brewing will be able to obtain other production contracts, which are needed to increase plant utilization.

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

Decrease in Industry Growth. Beginning in 1996, the overall sales growth of domestic specialty brewers slowed substantially. Management believes that this decrease was primarily caused by factors such as:

· the maturation and saturation of certain large consumer markets;

· the increased marketing efforts of import brewers; and
· a shift in the promotional effort of many wholesale distributors from domestic specialty brands to higher volume products.

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

PART II. OTHER INFORMATION

Item 1.
  Legal Proceedings.

In November 1999, the Department of Public Works Frederick County Maryland Bureau of Water and Sewer issued a final Addendum to Consent Order with respect to Frederick Brewing, which modified the Consent Order issued in June 1998 and the Addendums to Consent Orders issued in January and June 1999. The June 1999 Addendum had directed Frederick Brewing to take appropriate actions to cause its wastewater discharge to meet its permit limitations by November 30, 1999. The Final Addendum extended the November deadline to December 31, 1999 and provided that failure to obtain compliance by such deadline would result in the imposition of a penalty of $1,000 per day for each day that Frederick Brewing failed to be in compliance after November 30, 1999. Frederick Brewing believes that it took all appropriate actions to obtain compliance and that it was compliant on or before the December 31st deadline. Nevertheless, in January 2000, the Frederick County Bureau of Water and Sewer Operations issued a citation to Frederick Brewing for Frederick Brewing's alleged failure to submit proper test data documenting compliance with industrial wastewater discharge requirements. In connection with this citation, Frederick Brewing was fined $31,000. Frederick Brewing appealed this decision and the fine. The hearing on the appeal was held on April 14, 2000; in August, 2000, the Frederick County Director of Public Works denied Frederick Brewing's appeal and ordered that Frederick Brewing pay the $31,000 in fines.

Item 3.
  Default Upon Senior Securities

The holders of Frederick Brewing's 8% Cumulative Convertible Preferred Stock, Series A, par value $.01 per share, are entitled to receive $40 per share per annum in dividends, when and if declared by Frederick Brewing's board of directors. These dividends are due and payable quarterly in arrears at a rate of $10 per share. Frederick Brewing has never declared and paid dividends on the Series A stock, and as of September 30, 2000, dividends in arrears totaled $218,250.

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

FREDERICK BREWING CO.

Date:	November 13, 2000	/s/ C. David Snyder

C. David Snyder
Chairman of the Board,
Chief Executive Officer and Treasurer

Date:	November 13, 2000	/s/ James M. Gehrig

James M. Gehrig
Chief Financial Officer

  FREDERICK BREWING CO.

  EXHIBIT INDEX

Exhibit	Description

27.1	Financial Data Schedule.