Form 10KSB
period 2000-12-31
FREDERICK BREWING CO
filed 2001-05-25
CIK 926978

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

(Mark One)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2000.

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to _______________ .

Commission File Number: 000-27800

FREDERICK BREWING CO.
(Name of Small Business Issuer in Its Charter)

Maryland	52-176947
(State or Other Jurisdiction	(I.R.S. Employer
of Incorporation or Organization)	Identification No.)

4607 Wedgewood Boulevard
Frederick, Maryland	21703
(Address of Principal Executive Offices)	(Zip Code)

(301) 694-7899
(Issuer’s Telephone Number, Including Area Code)

Securities registered under Section 12(b) of the Exchange Act:

None

Securities registered under Section 12(g) of the Exchange Act:

Title of Each Class	Number of Shares Outstanding as of May 1, 2001
Common Stock, $0.0004 Par Value	8,596,211

          Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☐    No  ☒

          Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this Form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.   ☐

          Issuer’s revenues for its most recent fiscal year: $3,112,057

          The aggregate market value of common shares held by non-affiliates as of May 16, 2001: $248,946

          Transitional Small Business Disclosure Format (Check one): Yes  ☐    No  ☒

FREDERICK BREWING CO.

PART I.

Item 1.    Description of Business.

Overview

          Frederick Brewing Co., which was incorporated and commenced operations in 1993, is a specialty brewer located in Frederick, Maryland. Frederick Brewing brews, kegs and bottles at its brewery in Frederick, Maryland, for wholesale to its 140 independent distributors, more than 20 styles of fresh, full flavored beers under the brand names of “Blue Ridge,” “Wild Goose” and “Brimstone.” Frederick Brewing directs its sales and marketing efforts to the segment of the beer drinking market that is seeking full-bodied, full-flavored beers that are sold at prices considerably higher than those charged for mass-produced American lagers and light lagers. Frederick Brewing’s beers are critically acclaimed and are popular with specialty beer drinkers predominantly located in the Mid-Atlantic region of the United States. Frederick Brewing’s sales have grown from 660 barrels in 1993 to 18,111 barrels in 2000. Management’s long-term goal is to continue to build upon Frederick Brewing’s reputation for brewing excellence and to develop Frederick Brewing into one of the leading brewers of domestic specialty beers in the Mid-Atlantic region.

Business Development

          In 1997, Frederick Brewing completed construction of its Frederick, Maryland brewery and increased its production capacity from 12,600 barrels to approximately 100,000 barrels per year. As demand warrants, additional fermentation tanks may be added in existing building space to increase Frederick Brewing’s brewing capacity to more than 160,000 barrels per year. The brewery is modularly designed to permit an additional expansion of brewing capacity up to 300,000 barrels per year.

          In January 1998, Frederick Brewing acquired the brands, brew formulas and trademarks of the Wild Goose Brewery, Inc. of Cambridge, Maryland and the Brimstone Brewing Company of Baltimore, Maryland. Frederick Brewing continues to produce and sell the Wild Goose and Brimstone brands, but liquidated the Wild Goose and Brimstone subsidiaries effective as of February 1, 2001. At the time of liquidation, Frederick Brewing conducted no operations through these subsidiaries.

          On August 24, 1999, Snyder International Brewing Group, LLC (“SIBG”), an Ohio limited liability company that is predominantly owned and controlled by its Chairman and Chief Executive Officer, C. David Snyder, completed a series of transactions that resulted in SIBG acquiring approximately 51% of the outstanding common stock of Frederick Brewing. SIBG is a holding company that owns a portfolio of beer brands, including Crooked River, Little Kings Cream Ale, Hudy Delight, Hudepohl, Christian Moerlein, Burger, Burger Light and Mount Everest malt liquor. In connection with the SIBG transaction, Frederick Brewing entered into a management agreement whereby SIBG provides to Frederick Brewing administrative, financial, operational and strategic planning services. In addition, effective on August 24, 1999, Frederick Brewing entered into a production agreement with Crooked River Brewing Company, LLC pursuant to which Frederick Brewing has agreed to produce and package draft beer for Crooked River for up to four years. As a result of the July 5, 2000 merger of Crooked River into SIBG, SIBG has replaced Crooked River as a party to this agreement. Frederick Brewing is also currently producing Christian Moerlein under this production agreement and plans to begin production of the Little Kings brand at the Frederick Brewing facility in 2001.

          On January 2, 2001, SIBG delivered a letter to the Board of Directors of Frederick Brewing proposing a merger of SIBG into Frederick Brewing, with Frederick Brewing as the surviving corporation. In the proposed merger, SIBG (or its members) would receive a number of shares of the common stock of Frederick Brewing that would result in SIBG (or its members) owning in the aggregate approximately 95% of the outstanding common stock of Frederick Brewing after giving effect to the merger. For various reasons, including C. David Snyder’s dual role as Chairman and Chief Executive Officer of Frederick Brewing and SIBG, Frederick Brewing established a special committee to review the SIBG proposal. The special committee is comprised of David Stith and Glenn Corlett, both outside directors of Frederick Brewing. Mr. Stith will act as chairman of the special committee. It is expected that the special committee will engage its own legal counsel and financial advisors to assist in the evaluation of the SIBG proposal. Through the date of this filing, no further action has been taken with respect to this transaction.

The Market Environment

          Frederick Brewing competes in the domestic specialty category of the U.S. brewing industry. Management believes that this category currently comprises approximately 5.5% of the $63.3 billion U.S. retail beer market. Domestic specialty beers are distinguished from mass-market domestic beers in that they typically are heavier-bodied and more flavorful, use traditional brewing techniques and ingredients, rather than the corn, rice and other adjuncts and added enzymes used to create the light color and body of mass-market domestic lagers, and are sold to consumers at higher prices than most mass-market domestic beers.

          The domestic specialty beer category has expanded overall since its creation in the early 1980’s due to the efforts of innovative, entrepreneurial companies. Beginning in 1997 and continuing through 1998, however, growth in the domestic specialty beer category slowed substantially. According to industry sources, the domestic specialty beer category began to experience growth again in 1999, as the number of barrels shipped industry-wide increased by approximately 3.2%. Early industry reports estimate 2000 growth at approximately 3.4%. Management believes, based on industry and demographic trends, that 2001 will be another year of growth for the domestic specialty beer category. Management further believes that domestic specialty brewers that have consistent product quality and whose products are supported by coherent marketing programs and strong distribution networks will be the ones that benefit from this growth. Management also believes that the focus of the domestic specialty beer category is shifting and that, in this decade, regional specialty breweries whose brands already enjoy some popularity and that have both experienced management and a well-defined marketing approach will be successful.

          Even though industry sources estimate that the domestic specialty beer category grew in 1999 and 2000, management believes that a number of market forces could adversely impact the domestic specialty beer category’s ability to achieve and continue such growth. Primary among these forces is the slowing U.S. economy. Frederick Brewing cannot predict consumer purchase behavior toward a premium priced product if there is a sustained recession of the U.S. economy and an accompanying decrease in consumer confidence, spending and income. Additionally, the continued success and the aggressive marketing of import beers could negatively impact future growth of the domestic specialty beer category. Import beers share flavor profiles and competitive price points with domestic specialty beers, and through the substantial marketing efforts of import brewers, many of these beers have achieved substantial sales increases, perhaps at the expense of domestic specialty beers. In addition, some wholesale distributors who had aggressively added many new domestic specialty brands to their portfolios and devoted high levels of effort to promoting those brands, saw declining returns on their investments in marketing and inventory due to increasing competition. Accordingly, these wholesalers began re-allocating their resources to higher volume products (sometimes under pressure from the suppliers of those products).

Products

          Frederick Brewing’s product strategy is to produce and sell high-quality, specialty beers. During 2000, Frederick Brewing produced and sold 27 styles of beer under the brand names, “Blue Ridge,” “Wild Goose,” “Brimstone” and “Hempen.” Frederick Brewing continuously evaluates the performance of its brands. In the case of an under-performing brand, Frederick Brewing’s management may elect to discontinue the brand or, if an opportunity exists, to sell the brand.

          During 2000, sales of the Hempen brands continued to decline rapidly. Additionally, the Bureau of Alcohol Tobacco and Firearms issued an amendment to the labeling laws that would have required Frederick Brewing to change the name of the Hempen products and all related packaging and marketing materials. This cost prohibitive change, coupled with declining sales, led Frederick Brewing to conclude that discontinuing these brands would be the most fiscally prudent course of action. Frederick Brewing has negotiated a use-up allowance with the BATF and will continue to sell this product until all raw materials and packaging inventories have been exhausted, which Frederick Brewing estimates to be about mid 2001.

          During 2000, Frederick Brewing’s brands continued to be recognized for their quality. In June 2000, Frederick Brewing’s Blue Ridge Amber Lager and Dopplebock brands won gold medals at the World Beer Cup competition in New York City. This competition is held every two years by the Association of Brewers, Boulder, Colorado.

Trademarks

          Frederick Brewing has obtained federal or state registration for a number of trademarks, including “Blue Ridge®,” “Wild Goose®” and “Brimstone Brewing Company®.” Frederick Brewing uses legal counsel to maintain and enforce these trademarks.

Research and Development

          Frederick Brewing conducts a limited amount of research activities relating to the development of new products and the improvement of existing products. During 2000, Frederick Brewing’s management implemented and documented new quality, sanitation and lab procedures and analyses to improve the quality and consistency of its beers. Management believes that these procedures and analyses will create considerable gains in product shelf life and stability. The dollar amounts expended by Frederick Brewing during 2000 on development activities and the number of employees engaged in these activities during this time period, however, are not considered to be material in relation to the total business of Frederick Brewing.

Distribution

          Frederick Brewing’s beers are sold on an “on-premise” basis in restaurants, bars and sports arenas and on an “off-premise” basis primarily through liquor stores, convenience stores, supermarkets and mass merchants. The beers are marketed and delivered to these retailers by independent beverage distributors. During 2000, Frederick Brewing’s five largest distributors accounted for greater than 40% of Frederick Brewing’s total gross sales. Frederick Brewing believes that as its sales increase, sales by any one distributor will account for a decreasing percentage of total revenues.

          Even though Frederick Brewing generally grants its distributors exclusive rights to sell its proprietary products within a defined territory, most of Frederick Brewing’s distributors carry products of other beer producers. This practice is standard in the domestic beer industry. Written agreements with Frederick Brewing’s distributors vary, but are generally perpetual or multi-year agreements and terminable by either party for breach of contract or upon expiration of specified notice periods. Certain states have enacted laws that require Frederick Brewing to pay the distributors in those states an amount equal to the distributor’s net earnings from sales of Frederick Brewing’s products during the most recently completed fiscal year if Frederick Brewing terminates a distribution agreement without cause. Frederick Brewing has written agreements with all of its largest distributors and with most of its smaller distributors.

          During 2000, Frederick Brewing, in an attempt to stabilize a history of price fluctuation within its brand portfolio, renegotiated these distributor agreements to reduce “depletion allowances,” to increase prices charged to distributors and to increase recommended consumer prices. Management believes that these revised terms are more favorable to Frederick Brewing and are closer to industry standards. Management expects these pricing changes to:

•	increase Frederick Brewing’s operating efficiency as measured by its revenue per barrel produced;

•	reduce Frederick Brewing’s distributors inventories, which in turn, will reduce the risk of accumulating out of date beer;

•	streamline Frederick Brewing’s retail channels of distribution to include only those appropriate to sell a premium priced product;

•	maintain and protect Frederick Brewing’s prices and margins at a time when the industry leaders in all categories have successfully implemented price increases; and

•	identify under-performing brands and packages that lack the necessary distributor, retailer and consumer support to demand a premium price.

          During 2000, Frederick Brewing also implemented a pre-sell ordering process for all of its products to allow it to better forecast finished goods needs. Accordingly, product orders from distributors are now due to Frederick Brewing by the fifth day of the month preceding delivery. The process of brewing generally takes three to five weeks, after which, the products are packaged for sale in bottles or kegs. Finished products are stored in Frederick Brewing’s warehouse until distributors pick them up or until Frederick Brewing delivers them to the distributors, depending on the distributor agreement. Frederick Brewing charges all freight costs incurred in the delivery of products back to the distributor.

Marketing

          During the fourth quarter of 2000, Frederick Brewing shifted its marketing efforts to provide enhanced support to the off-premise retail channels of distribution with emphasis on the national and regional chain store supermarkets, mass merchants and warehouse clubs in the Mid-Atlantic region. Management believes that off-premise retail channels of distribution provide the greatest potential for immediate incremental volume lift. According to industry sources, the chain store segment of the retail channels realized a 6% increase in sales volume in the beer category in 2000, which was the greatest increase of all retail channels. Management believes that this dramatic increase is caused by:

•	the aggressive building of new and significantly larger chain stores, and

•	the increased percentage of floor space provided by chain store retailers to the domestic specialty beer category due to the attractive margins domestic specialty beer sales deliver.

          Frederick Brewing believes that its products are well suited to being marketed in these chain store environments because Frederick Brewing’s brands offer the uniqueness of regional brands and have sophisticated marketing support. Traditional local brewing concerns usually lack the sales staff involvement and sufficient marketing materials to provide adequate support for the brands within the chain store channel of distribution.

          Frederick Brewing is applying a different off-premise strategy in Maryland because Maryland law prohibits the sale of beer in chain grocery stores. As a result, Frederick Brewing is providing enhanced marketing support to the numerous large independent retail establishments in Maryland that are currently selling the Frederick Brewing brands. Frederick Brewing’s management believes that this enhanced marketing support will increase sales at these stores.

          The enhanced marketing support that Frederick Brewing plans to provide to these Mid-Atlantic retail chain stores and the Maryland independent retail establishments primarily consists of in-store marketing materials directed at domestic specialty beer drinkers. Management believes that this marketing program will be well received by these retailers because SIBG has launched a similar program in other markets that has received wide retailer support. Industry research indicates that in-store displays are the best way to increase beer sales. Frederick Brewing anticipates introducing these marketing tools into several core markets within the Mid-Atlantic region during the second and third quarters of 2001.

          Frederick Brewing will also continue to provide marketing support to on-premise establishments in the Mid-Atlantic region. Within the Mid-Atlantic region, Frederick Brewing will focus on the critical markets of Baltimore, Maryland, Washington, D.C. and Northern Virginia where exposure to Frederick Brewing’s brands has been eroding due to decreased sales and marketing efforts in those areas prior to SIBG’s investment in Frederick Brewing. Frederick Brewing’s on-premise strategy is to increase the number of on-premise establishments that carry its draft products by focusing on current accounts that have the highest sales volume within the Mid-Atlantic region and on national and local chain establishments within this region. Management believes that these chain establishments provide the greatest potential for immediate incremental volume lift. Frederick Brewing plans to provide promotional materials to all of these on-premise establishments to educate customers about Frederick Brewing’s brands and to encourage sampling.

Sales

          The strategic focus of the sales force is to work closely with the distributor network to establish and measure quarterly goals and performance. Effective January 1, 2000, all of Frederick Brewing’s sales personnel became employees of SIBG as part of an effort to, among other things, increase sales of Frederick Brewing’s brands by taking advantage of the distribution networks established by SIBG for its brands. In return for these services, Frederick Brewing pays SIBG $29,908 each month plus certain expenses under the sales and marketing agreement with SIBG, dated January 1, 2000.

          Management believes that it has substantially improved its sales force during 2000 and early 2001 by hiring several sales professionals who had successful records with other brewing companies and distributorships. In January 2001, the Vice President of Sales for Frederick Brewing resigned, and his duties were assumed by the SIBG Senior Vice President and Director of Sales, Kirk Larimore. Mr. Larimore has nearly 20 years experience in beer sales and sales force management with the LaBatt U.S.A., Latrobe Brewing Company in Pennsylvania. Mr. Larimore’s salary and the other new sales professionals’ salaries are paid through the sales and marketing agreement. Frederick Brewing, through SIBG, continues to recruit qualified beer industry sales professionals for markets not sufficiently covered.

Packaging and Raw Materials

          The malted barley, hops and yeast used to produce Frederick Brewing’s beer are readily available from several alternative sources in North America. Because Frederick Brewing is not dependent on any one supplier for these ingredients, Frederick Brewing believes a continuous supply of raw materials will be readily available for its brewing operations.

          Frederick Brewing’s products are packaged in bottles or kegs. In 2000, 73% of Frederick Brewing’s total production was packaged in glass bottles. The remainder of the beer sold was packaged in one-sixth barrel, quarter-barrel and half-barrel stainless steel kegs. Frederick Brewing uses corrugated cardboard boxes and fiberboard boxes for the shipping of its bottles. Even though Frederick Brewing buys all of its bottles and boxes from single sources, Frederick Brewing has not experienced any difficulties in obtaining supply in the past and does not anticipate any shortages in the future. If Frederick Brewing were not able to continue to obtain bottles or boxes from its current suppliers, management believes that it would be able to obtain comparable products elsewhere.

          In 2000, Frederick Brewing entered into a multi-year lease agreement with a significant keg supplier to provide Frederick Brewing with all of its keg requirements. This arrangement allows Frederick Brewing to reduce the capital investment in owned kegs and reduces the burden of maintaining and retrieving kegs from the distributor network. Frederick Brewing believes that its keg supplier will continue to provide this service adequately for the foreseeable future. If, however, Frederick Brewing requires additional kegs that its supplier is not able to obtain or Frederick Brewing desires to maintain its own keg inventory, management believes that several other suppliers exist that offer comparable products at competitive prices and that a change in supplier should not disrupt Frederick Brewing’s ability to continue to meet demand for kegged goods.

Governmental Regulation, Licensing and Environmental Regulation

          The business of Frederick Brewing is highly regulated by federal, state and local laws. Frederick Brewing was required to obtain a federal permit from the Bureau of Alcohol, Tobacco and Firearms and a state permit from the State of Maryland Comptroller of the Treasury, Alcohol and Tobacco Tax Unit prior to commencement of production and sale of beer. Management believes that it has obtained all regulatory permits and licenses necessary to operate its brewery and to sell its products in the states where they are currently being distributed. Failure on the part of Frederick Brewing to comply with federal, state or local regulations could cause Frederick Brewing’s licenses to be revoked and force it to cease operations.

          Frederick Brewing’s brewery is subject to federal, state and local environmental protection laws and regulations. Management believes that Frederick Brewing is operating within existing laws and regulations or is taking action aimed at assuring compliance with these laws. Various strategies are utilized to help assure this compliance. Frederick Brewing does not expect compliance with such laws and regulations to materially affect Frederick Brewing’s capital expenditures, earnings or competitive expenditures in 2002.

          To meet Frederick County’s wastewater discharge standards, construction of a wastewater treatment system was completed in December 1999 at the Frederick, Maryland brewery. Throughout 2000, monthly monitoring of the effluent took place with samples sent to Frederick County and to an independent laboratory for analysis. Management believes that Frederick Brewing has been in compliance with the Frederick County guidelines since this testing began.

Employees

          As of May 18, 2001, Frederick Brewing had 22 full-time employees. Under the sales and marketing agreement with SIBG and the management agreement with SIBG, an additional 24 full-time employees provide services to Frederick Brewing.

Item 2.    Description of Property.

          All of Frederick Brewing’s brewing, packaging and office functions have, since March 1997, been carried out at its 55,000 square foot facility located on approximately 5.5 acres in a light industrial park at 4607 Wedgewood Boulevard, Frederick, Maryland. The facility was designed and built according to Frederick Brewing’s specifications. Frederick Brewing leases the land and building from Blue II, LLC, a Maryland limited liability company, under a capital lease that expires on March 1, 2017. Frederick Brewing has the option to purchase the land and building for a one-year period beginning March 1, 2008 and ending March 1, 2009 at a price of approximately $3.6 million. Frederick Brewing believes that this property has been adequately maintained, is in good condition generally and is suitable and adequate for its business as presently conducted. On August 24, 1999, SIBG purchased all of the outstanding equity interests of Blue II.

Item 3.    Legal Proceedings.

          From time to time, Frederick Brewing is party to certain claims and litigation in the ordinary course of business. Frederick Brewing does not believe any of the proceedings will, individually or in the aggregate, have a material adverse effect upon its financial condition or results of operations.

Item 4.    Submission of Matters to a Vote of Security Holders.

          No matters were submitted to a vote of security holders during the three months ending December 31, 2000. Frederick Brewing plans to have an annual meeting of its shareholders during 2001; however, no date has been set for this meeting. Frederick Brewing will notify its shareholders when a date for the 2001 annual meeting of shareholders has been set.

PART II.

Item 5.    Market for Common Equity and Related Shareholder Matters.

          (a)  Frederick Brewing’s common stock, par value $0.0004 per share, has traded on the National Association of Securities Dealers Over-The-Counter Bulletin Board since August 5, 1999. The common stock currently trades under the ticker symbol “FRBW” and prior to April 5, 2000, traded under the symbol “BLUE.” Frederick Brewing’s common stock was previously traded on the Nasdaq SmallCap Market, but was delisted on April 21, 1999 for failure to maintain a minimum closing bid price of $1.00 per share. In March 1999, in an effort to boost the stock price to maintain its Nasdaq SmallCap Market listing, Frederick Brewing’s shareholders approved a 1-for-10 reverse stock split of Frederick Brewing’s common stock. From April 22, 1999 through August 4, 1999, Frederick Brewing’s common stock was traded in the Over-The-Counter Market’s “Pink Sheets,” which is operated by the National Quotation Bureau, LLC. The following table shows the price range of high ask and low bid prices per share for Frederick Brewing’s common stock for the fiscal years ending December 31, 2000 and 1999, on a quarterly basis as reported on the Nasdaq SmallCap Market, the Pink Sheets and the Over-The-Counter Bulletin Board, as the case may be. The prices below also reflect inter-dealer prices, without retail mark-up, mark-down or commissions and may not represent actual transactions.

	2000		1999
	High Ask	Low Bid	High Ask	Low Bid
First Quarter	$0.875	$0.313	$1.500	$0.188
Second Quarter	0.688	0.281	2.500	0.016
Third Quarter	0.375	0.250	2.500	0.562
Fourth Quarter	0.500	0.094	1.250	0.250

          (b)  The number of record shareholders of Frederick Brewing’s common stock at May 1, 2001 was approximately 851. Frederick Brewing believes that it has significantly more than 851 beneficial holders of its common stock.

          (c)  Frederick Brewing paid no dividends on its common stock during the fiscal years ending December 31, 2000 and 1999. The terms of Frederick Brewing’s 8% Cumulative Preferred Stock, Series A, prohibit Frederick Brewing from paying dividends on its common stock until all dividends due on the Series A Preferred have been declared and paid. The Series A Preferred shareholders are entitled to receive $40 per share per year in dividends, when and if declared by Frederick Brewing’s Board of Directors. Frederick Brewing has never declared and paid dividends on the Series A Preferred, and as of December 31, 2000, dividends in arrears on the Series A Preferred totaled $232,800. In light of these restrictions, Frederick Brewing does not anticipate paying dividends on its common stock in the foreseeable future.

Item 6.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.

          The following is a discussion of the financial condition, changes in financial condition and results of operations of Frederick Brewing for the twelve months ended December 31, 2000 and 1999. The following selected financial data and Management’s Discussion and Analysis of Financial Conditions and Results of Operations should be read in conjunction with Frederick Brewing’s 1999 and 2000 financial statements and the notes thereto, included elsewhere in this Form 10-KSB.

Overview

          For fiscal year ended December 31, 2000, Frederick Brewing’s gross losses decreased by approximately $453,000 from fiscal year 1999, even though Frederick Brewing experienced a decrease in gross sales from fiscal year 1999 of approximately $657,000. Management attributes the decrease in operating losses to a decrease in operating costs and improved production efficiency at its Frederick, Maryland brewery. Management believes that its operating losses will continue to decrease in 2001 due in large part to an expected increase in the capacity utilization rate at Frederick Brewing’s brewery. Under the production agreement with SIBG, Frederick Brewing currently brews Crooked River and Christian Moerlein brands and expects to begin brewing the Little Kings brand in 2001. Management expects that by adding these brands, Frederick Brewing’s annual production will grow to 30,000 barrels and its current capacity utilization will significantly increase by the end of 2001. In an effort to further decrease operating losses, management continues to seek other means by which to decrease operating costs and to increase capacity utilization at the Frederick, Maryland facility, including exploring opportunities to enter into additional production agreements with other brewers. No assurance can be given, however, that management’s efforts will result in decreased operating losses.

          Management attributes the decrease in gross sales in 2000 in part to the restructuring of the sales force that occurred in 2000. During the fourth quarter of 2000 and early 2001, Frederick Brewing hired several sales professionals with successful beer industry and distributor experience. In addition, Frederick Brewing continues to recruit qualified beer industry sales professionals for markets not sufficiently covered. Management expects that its successful and continued efforts to recruit qualified beer sales professionals will result in an increase in the sales of Frederick Brewing’s products during 2001.

          In 2000, in an effort to reduce its distribution costs, Frederick Brewing renegotiated its distributor agreements to reduce depletion allowances, to increase prices charged to distributors and to increase recommended consumer prices and implemented a pre-sell ordering process for all of its products to better forecast finished goods needs. The pricing changes to the distributor agreements initially resulted in smaller orders from distributors and slower sell through in some retail channels that were not well suited to carry Frederick Brewing’s higher priced brands. Additionally, a few of Frederick Brewing’s brands were identified as under-performing. By identifying these under-performing brands, management believes that it will be able to streamline the brand portfolio and concentrate sales and marketing efforts on the brands that are more likely to succeed. By the fourth quarter of 2000, management believes that the Wild Goose brand distribution had responded positively to these distribution pricing changes with quarter over quarter increases in revenue shipped and increases in revenue per barrel. In the third and fourth quarters of 2000, Wild Goose sales increased 4.6% as compared to the same period in 1999. Additionally, during this time period, Wild Goose accounted for 31.7% of all of Frederick Brewing’s volume, as compared to 30.8% for the same period in 1999. The Wild Goose brands currently account for 62% of Frederick Brewing’s total volume and 57% of its total revenue. Management expects that this brand will increase in both measures in 2001.

          In late 2000, Frederick Brewing shifted its marketing efforts to provide enhanced support to the off-premise retail channels of distribution with emphasis on the national and regional chain store supermarkets, mass merchants and warehouse clubs in the Mid-Atlantic region. Frederick Brewing also plans to provide continued marketing support to the more traditional on-premise distribution channel in 2001. Moreover, management plans to continue to direct its sales force to work closely with the distributor network to establish and measure quarterly goals and performance.

          Management believes that these recently implemented changes in Frederick Brewing’s distribution and marketing strategy and improvements in its sales force will have a positive impact on the sales of its products in 2001; however, due to, among other things, market forces, management’s ability to predict future sales is limited. Frederick Brewing’s products compete in the domestic specialty beer category of the U.S. brewing industry. This market is highly competitive due to the large number of domestic specialty brewers and market share gains achieved by import beers. Sales in this market generally reflect a degree of seasonality with the second and third quarters reflecting stronger sales than the rest of the year. In addition, demand for Frederick Brewing’s products is subject to changes in consumers’ tastes.

          Until Frederick Brewing can achieve operating profitability, it will need to borrow additional amounts from SIBG or other financing sources. Frederick Brewing has no availability remaining under the SIBG note. To meet Frederick Brewing’s short-term working capital needs, SIBG may increase the amounts available to Frederick Brewing under the SIBG note. To fund this increased availability, SIBG may conduct a private equity offering to raise additional funds and C. David Snyder may lend additional funds to SIBG on a case-by-case basis. No assurances can be given, however, that SIBG will be able to raise additional funds or that C. David Snyder will lend additional funds to SIBG and that SIBG will subsequently lend such amounts to Frederick Brewing. To meet its long-term needs, Frederick Brewing continues to explore obtaining financing arrangements from other sources, including possibly a line of credit secured by Frederick Brewing’s equipment. No assurances, however, can be given that any such financing arrangements will be obtained and, if obtained, upon what terms such financing would be provided to Frederick Brewing.

Results of Operations

Gross Sales

          Gross sales in 2000 and 1999 were $3,112,057 and $3,768,629, respectively, a decrease of $656,572 or 17.4%. Shipped barrels decreased to 18,111 barrels in 2000 from 21,577 barrels in 1999, a decrease of 3,466 barrels or 16.1%. The sales and shipped barrels volume decreases were related to:

•	a significant reduction in Hempen sales due to reduced consumer and distributor interest;

•	a continuing decrease in the sales of the Blue Ridge brand;

•	reduced orders from distributors while the changes to the distributor agreements were being implemented;

•	the longer than expected depletion of distributor inventories that had been artificially high at the beginning of 2000 due to late 1999 over-ordering brought on by Y2K fears; and

•	the restructuring of the sales force in 2000.

Selling Price Per Barrel

          The selling price per barrel decreased by $2.83, or 1.62%, to $171.83 per barrel for 2000 from $174.66 for 1999. The decrease in the selling price per barrel was primarily due to a significant change in Frederick Brewing’s package mix sold and not to a decrease in prices charged per barrel.

          Frederick Brewing packages its brands in bottles and kegs. Assuming the same level of production, a shift in the mix from bottles to kegs would effectively decrease revenue per barrel because the selling price per equivalent barrel is lower for kegs than for bottles. Keg sales as a percentage of total equivalent barrels of core brands was 26.9% for 2000 and 17.8% for 1999. The decrease in selling price per barrel in 2000 can be primarily attributed to this increase in percentage of keg sales.

Returns and Allowances

          Product returns and allowances were $322,893 (10.4% of gross sales) in 2000 versus $812,861 (21.6% of gross sales) in 1999. The higher rate of returns and allowances in 1999 included a charge of $350,000 for a potential loss related to allegedly out-of-code product that had been exported to, and is currently warehoused in, a non-U.S. market. Frederick Brewing’s management is continuing to review this situation and is in discussions with the relevant authorities in this non-U.S. market.

Excise Taxes

          State and federal excise taxes were $155,448 in 2000 and $202,885 in 1999, representing 5.0% and 5.4% of gross sales, respectively. State excise tax rates and methods of computing taxes vary, depending on where the beer is sold. In some states, such as Maryland and Pennsylvania, the brewer is required to pay the tax; in others, such as Virginia and also in the District of Columbia, the tax is paid by the purchasing distributor. Frederick Brewing currently pays $7 per barrel federal excise tax on all beer sold within the United States. The decrease in excise taxes paid in 2000 results from the mix of sales by state and lower volumes shipped in 2000.

Cost of Sales

          For 2000 and 1999, the cost of sales was $3,223,407 or $177.98 per barrel, and $3,796,111, or $175.93 per barrel, respectively. The cost of sales for 2000 decreased to 122.4% of net sales from 137.9% for 1999. Variable costs were $2,004,260, or $110.67 per barrel, for 2000 and $2,436,720, or $112.93 per barrel, for 1999. Fixed overhead costs for 2000 decreased by $140,244, or approximately 10.3%, to $1,219,147 from $1,359,391 for 1999.

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

          The increase in cost of sales per barrel for 2000 was primarily caused by Frederick Brewing’s fixed overhead costs being absorbed over a reduced barrel shipment, 18,111 barrels in 2000, compared to 21,577 barrels in 1999. For 2000, Frederick Brewing’s brewing facility operated at a level of 18.1% of plant capacity compared to 21.5% in 1999. Frederick Brewing’s capacity utilization has a significant impact on gross profit. When facilities are operating at their maximum designed production capacities (100,000 barrels designed capacity for Frederick Brewing), profitability is favorably affected by spreading fixed operating costs over a larger sales base. Because the actual production level is substantially below the facility’s maximum designed production capacity, gross margins are negatively impacted. This impact is reduced when actual utilization levels increase.

Selling, General and Administrative Expenses and Management Fees

          SG&A expenses for 2000 decreased $102,194, or approximately 3.9%, to $2,498,175 from $2,600,369 for 1999. This decrease was due, in part, to:

•	a significant decrease in consulting and former executive officers’ compensation;

•	the absence of a $200,000 compensation charge related to stock issued to the former executive officers that was paid in 1999;

•	a reduction in depreciation and amortization expense resulting from the elimination of company owned vehicles;

•	a general reduction in overall general and administrative costs compared to 1999; and

•	a reduction in salaries for sales staff.

          The above decreases were partially offset by an increase in management fees and sales and marketing expenses paid to SIBG resulting from the management agreement being effective for four months in 1999 compared to all of 2000 and the sales and marketing agreement being effective for no months in 1999 compared to all of 2000.

Impairment of Long Lived Assets

          Impairment of long-lived assets for 2000 resulted in a charge of $2,015,000 as compared to a charge of $1,359,751 for 1999. In 2000, Frederick Brewing’s management determined, based on an estimate of future undiscounted cash flows, that certain long-lived assets were impaired. The fair value of the equipment and leasehold improvements was determined based upon estimated future cash flows and an independent appraisal obtained by Frederick Brewing. As a result, Frederick Brewing wrote down $2,015,000 of long-lived assets, consisting of $1,824,000 of machinery and equipment and $191,000 of leasehold improvements. In 1999, Frederick Brewing’s management determined that the goodwill of $2,734,113 that was recognized when Frederick Brewing acquired Wild Goose in 1998 would not be fully recovered due to lower than expected sales volume of certain Wild Goose brands. Based on estimated future cash flows, Frederick Brewing’s management took an impairment charge of $1,359,751 in 1999.

Interest Expense (Net)

          Net interest expense increased $50,051, or approximately 7.9%, to $680,830 for 2000 from $630,779 for 1999. A substantial portion of the interest expense incurred during 2000 related to indebtedness incurred by Frederick Brewing in connection with its lease of the brewing facility and interest due SIBG for working capital advances.

Extraordinary Gain on Forgiveness of Debt (Net)

          There was no extraordinary net gain on forgiveness of debt in 2000 as compared to $731,360 for 1999. In 1999, in order to facilitate SIBG’s investment in Frederick Brewing, a number of Frederick Brewing’s creditors forgave amounts owed to Frederick Brewing totaling $824,662. One of the creditors was a financial institution for which Frederick Brewing had unamortized debt costs of $93,302 that were expensed.

Liquidity and Capital Resources

          Frederick Brewing has recorded losses from operations since 1993 and has funded its operations primarily from private and public placements of common and preferred stock and, since August 24, 1999, from unsecured working capital advances from SIBG. As of December 31, 2000, Frederick Brewing had a working capital deficit of $5,879,321. Net cash used for operating activities was $1,669,081 in 2000 as compared to $1,891,927 in 1999.

          Net cash provided by investing activities was $46,696 in 2000, which resulted from a change in restricted cash of $248,928 reduced by equipment purchases of $202,232 as compared to net cash used in investing activities of $755,665 in 1999.

          Net cash provided by financing activities was $1,590,021 in 2000 representing the utilization of working capital loans from SIBG of $1,702,440 offset by payments on debt and capital lease obligations of $112,419. Net cash provided by financing was $2,604,904 in 1999.

          Frederick Brewing’s ability to meet its obligations on a long-term basis is dependent on achieving operating profitability and on generating positive cash flows. To achieve these results, Frederick Brewing continues to work to eliminate or substantially reduce excess brewing capacity. In order to meet its short-term obligations, Frederick Brewing will need to continue to borrow additional amounts from SIBG or from other financing sources. Frederick Brewing currently receives funding for its working capital and other corporate needs under the SIBG note, which is payable on demand and provides that Frederick Brewing may borrow on a revolving basis up to $5,000,000 in principal amount, subject to certain limitations. As of May 18, 2001, Frederick Brewing owed $5,666,340 to SIBG. This amount includes principal and interest due under the note as well as accounts payable to SIBG for amounts due under the management agreement and the sales and marketing agreement with SIBG and for amounts owed for the monthly real estate maintenance fee related to the lease of the Frederick property. To meet Frederick Brewing’s short-term working capital needs, SIBG may increase the amounts available to Frederick Brewing under the SIBG note. SIBG currently receives funding for Frederick Brewing’s borrowings under the SIBG note from a $5,000,000 line of credit obtained by SIBG from a financial institution (the “SIBG Line of Credit”) on substantially similar terms and from loans aggregating $1,500,000 in principal amount from C. David Snyder (the “Snyder Notes”), which are payable on demand and allow SIBG to borrow on a revolving basis, subject to certain limitations. As of May 18, 2001, there was no availability under the SIBG Line of Credit and no availability under the Snyder Notes. To fund the increased availability to Frederick Brewing under the SIBG note, SIBG may conduct a private equity offering to raise additional funds or may borrow additional amounts from Mr. Snyder on a case-by-case basis; however, any increased availability under the SIBG note will be limited to the amounts of any new funds raised by SIBG or borrowed from Mr. Snyder. Moreover, SIBG, which recently merged with Crooked River and Royal Brewing, LLC, may also utilize some of the funds raised or borrowed by SIBG to fund the Crooked River and Royal Brewing operations. As a result, some or all of the funds raised or borrowed by SIBG may, in fact, not be available to Frederick Brewing if SIBG utilizes those funds. Furthermore, even though SIBG is owned and controlled by Mr. Snyder, Frederick Brewing’s Chairman and Chief Executive Officer, SIBG may nonetheless have to demand repayment from Frederick Brewing of amounts outstanding under the SIBG note if the financial institution providing funding to SIBG demands repayment under the SIBG Line of Credit or if Mr. Snyder demands repayment of the Snyder Notes. To meet its long-term needs, Frederick Brewing continues to explore obtaining financing arrangements from other sources, including possibly a line of credit secured by Frederick Brewing’s equipment, although no assurances can be given that any such financing arrangements can be obtained and, if obtained, upon what terms such financing would be provided to Frederick Brewing.

Impact of Inflation

          Frederick Brewing has not attempted to calculate the impact of inflation on operations, but does not believe that inflation has had a material impact in recent years. Management does believe any future cost increases in raw ingredients, packaging materials, direct labor costs, overhead payroll costs, and general operating expenses due to inflation could have a significant impact on Frederick Brewing’s results of operations to the extent that these additional costs cannot be transferred to distributors.

Provision for Income Taxes

          Frederick Brewing has incurred net operating losses during both 2000 and 1999, and no provisions for income taxes have been provided for on the Consolidated Statements of Operations. Frederick Brewing has recorded a full valuation allowance against the net deferred tax assets.

Certain Factors That May Affect Future Results

          From time to time, information provided by Frederick Brewing, statements by its employees or information included in its filings with the U.S. Securities and Exchange Commission (including those portions of this Management’s Discussion and Analysis that refer to the future) may contain forward-looking statements that are not historical facts. Those statements are “forward-looking” within the meaning of the Private Securities Litigation Reform Act of 1995. When used in this Form 10-KSB, the words “believes,” “anticipates,” “expects,” “intends” and other predictive, interpretive and similar expressions are intended to identify such forward-looking statements. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results of Frederick Brewing to be materially different from expectations expressed or implied by such forward-looking statements. Such factors include, but are not limited to:

•
Going Concern.    The financial statements included in this report have been prepared assuming Frederick Brewing will continue as a going concern. Frederick Brewing has sustained significant recurring operating losses and has significant cash commitments to creditors. These facts raise substantial doubt about Frederick Brewing’s ability to continue as a going concern.

•
Reliance on SIBG and C. David Snyder.    Frederick Brewing’s success continues to significantly depend upon the financial support and contributions of Frederick Brewing’s controlling shareholder, SIBG and Frederick Brewing’s Chairman and Chief Executive Officer, C. David Snyder:

•
Under the management agreement with SIBG and the sales and marketing agreement with SIBG, SIBG provides extensive management and sales and marketing services for Frederick Brewing. The management agreement automatically renewed for another one-year term on August 24, 2000, and the sales and marketing agreement automatically renewed for another one-year term on January 1, 2001; however, if SIBG terminates these agreements, there can be no assurance that Frederick Brewing will be able to attract and hire qualified management and sales and marketing personnel to develop its business and to sell its products;

•
Frederick Brewing obtains funding for operations from borrowings under the SIBG note. As of May 18, 2001, there was no availability remaining under the SIBG note. There can be no assurance that SIBG will be able to increase the amounts available to Frederick Brewing under the SIBG note, and there can be no assurance that Frederick Brewing will be able to borrow funds from other financing sources to meet its short- and long-term working capital needs. In addition, there can be no assurance that SIBG will not have to demand repayment of the amounts already borrowed under the SIBG note if the financial institution that provides the funding for these loans to SIBG demands repayment from SIBG, or if C. David Snyder demands repayment of the Snyder Notes from SIBG. If SIBG demands repayment of the SIBG note, there can be no assurance that Frederick Brewing will be able to obtain alternative financing, or if such alternative financing is obtained, there can be no assurance as to the terms of the financing; and

•
SIBG’s ownership of other brands has resulted in the four-year agreement for Frederick Brewing to produce and package the Crooked River and Christian Moerlein brands and may lead to other production agreements to produce and package other SIBG-owned brands. If SIBG terminates the current production agreement with Frederick Brewing and/or determines not to enter into additional production agreements, there can be no assurance that Frederick Brewing will be able to obtain other production contracts, which are needed to increase plant utilization.

•
Potential Out-Of-Code Production Loss.    Frederick Brewing accrued $350,000 during 1999 for a potential loss related to allegedly out-of-code product that was exported to, and is currently warehoused in, a non-U.S. market. Frederick Brewing’s management is continuing to review the situation and is in discussion with the relevant authorities in the non-U.S. markets. However, because all arrangements regarding this product were made by former management and, at this point, much information regarding this situation is still unknown, the potential amount of this loss is difficult to predict.

•
Heavy Dependence on Wholesale Distributors.    Frederick Brewing distributes its products only through independent wholesale distributors for resale to retailers. Accordingly, Frederick Brewing is dependent upon these wholesale distributors to sell Frederick Brewing’s beers, to assist Frederick Brewing in creating demand for its products and to provide adequate service to its retail customers. Frederick Brewing renegotiated its distributor agreements in 2000, and management believes that these revised terms are more favorable to Frederick Brewing and are closer to industry standards. There can be no assurance, however, that Frederick Brewing’s distributors will respond positively to these changes and increase orders as a result. In addition, there can be no assurance that any of Frederick Brewing’s wholesale distributors will devote the resources necessary to provide effective sales and promotional support to Frederick Brewing’s brands.

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

•
Decrease in Industry Growth.    Beginning in 1997, the overall sales growth of domestic specialty brewers slowed substantially. Even though certain industry sources indicate that, since 1999, this trend has been reversing, there can be no assurance that the decrease in sales growth of domestic specialty brewers that previously occurred will not reoccur, which would have a material adverse effect on Frederick Brewing’s financial condition and results of operations. Moreover, even if the domestic specialty beer category experiences growth in 2001 and beyond, no assurance can be given that Frederick Brewing will be in a position to take advantage of such growth.

•
Excess Brewing Capacity.    Frederick Brewing must substantially reduce its excess brewing capacity in order to improve its financial performance. Even though Frederick Brewing has taken actions to address this issue and is exploring additional actions that can be taken to address this issue, no assurance can be given that such actions will be successful or, if successful, that any increase in utilization will increase the profitability of Frederick Brewing.

•
Restructured Sales Force.    Frederick Brewing must substantially increase sales in order to improve its financial performance. Even though Frederick Brewing’s sales force was restructured in 2000 and Frederick Brewing believes that its sales force consists of capable, experienced sales persons, no assurances can be given that this new sales force will be successful in selling Frederick Brewing’s brands. Additionally, given the competitive market for qualified sales persons, no assurances can be given that these employees will choose to remain with SIBG and Frederick Brewing, or that if they should choose to leave, that they can be replaced with equally qualified personnel. A significant turnover in the sales staff could have a material adverse effect on Frederick Brewing’s business.

•
Marketing Strategies.    Frederick Brewing believes that its new off-premise strategy to pursue display activity in chain supermarkets and large regional beverage stores will increase sales. However, no assurances can be given that this marketing strategy will increase sales if retailers do not utilize the display programs and do not agree to carry more of Frederick Brewing’s products in support of these programs.

          These statements are based on certain assumptions and analyses made by Frederick Brewing in light of its experience and its perception of historical trends, current conditions, expected future developments and other factors it believes are appropriate in the circumstances. These statements are subject to a number of other assumptions, risks, uncertainties, general economic and business conditions, and the business opportunities (or lack thereof) that may be presented to and pursued by Frederick Brewing. Prospective investors are cautioned that these statements are not guarantees of future performance and that actual results or developments may differ materially from those projected in the forward-looking statements. The accompanying information contained in this Annual Report on Form 10-KSB, including, without limitation, the information set forth in this section and under “Item 1. Description of Business,” identifies important factors that could cause such differences.

Item 7.    Financial Statements.

          See Page F-1 for Financial Statements.

Item 8.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

          Reference is made to Frederick Brewing’s Current Reports on Form 8-K, reporting under Item 4, filed October 22, 1999 and March 5, 2001, which described changes in Frederick Brewing’s accountants and the basis for such changes.

PART III.

Item 9.    Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

          As of December 31, 2000, the following individuals were directors or officers of Frederick Brewing:

Name	Age	Position	Since
C. David Snyder	48	Chairman, Chief Executive Officer, Treasurer	August 24, 1999
Christopher J. Livingston	38	President, Secretary, Director	August 24, 1999
James M. Gehrig	50	Chief Financial Officer	August 24, 1999
David L. Stith	59	Director	August 24, 1999
Glenn E. Corlett	57	Director	October 1, 1999
Albert W. Spinelli	51	Executive Vice President, General Manager	April 3, 2000

          Mr. Snyder, prior to joining Frederick Brewing in 1999, was the Chairman and Chief Executive Officer of Realogic, Inc., a technology consulting business that Mr. Snyder started in 1993. Mr. Snyder currently also serves as Chief Executive Officer and Chairman of SIBG.

          Mr. Livingston, prior to joining Frederick Brewing in 1999, served as the Senior Vice President of LaSalle Partners, a commercial real estate business, from July 1993 until September 1998. As Senior Vice President, Mr. Livingston was responsible for the mid-west territory of the commercial leasing division. Mr. Livingston currently also serves as the President and is a member of the Board of Managers of SIBG.

          Mr. Gehrig, prior to joining Frederick Brewing in 1999, was employed by Pittsburgh Brewing Company. Mr. Gehrig served as the Chief Financial Officer and as a director of Pittsburgh Brewing from October 1995 to December 1997, and then also served as Chief Executive Officer from January 1998 to December 1998. Mr. Gehrig also currently serves as the Chief Financial Officer of SIBG.

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

          Mr. Corlett is currently employed as the Dean of the College of Business at Ohio University. Before joining Ohio University in July 1997, Mr. Corlett was employed as the Chief Operating Officer of N.W. Ayer, an advertising agency, from June 1993 to June 1996. Mr. Corlett also serves as a director of PUBCO Corporation, a manufacturer of printers and business supplies, and as a director of Rocky Shoes & Boots, Inc., a manufacturer of rugged outdoor, occupational and casual footwear.

          Mr. Spinelli, prior to joining Frederick Brewing in 2000, was employed as Vice President of Operations of Latrobe Brewing Company from December 1986 to July 1998. In this position, Mr. Spinelli was responsible for the operations of a million barrel per year, $100 million brewery. From August 1998 until March 2000, Mr. Spinelli worked as a consultant to the beer industry and operated the Red Star Brewery & Grill. Red Star is a brew pub and restaurant located in Greensburg, Pennsylvania that is partially owned by Mr. Spinelli.

Section 16(a) Beneficial Ownership Reporting Compliance

          Section 16(a) of the Securities Exchange Act of 1934, as amended, requires Frederick Brewing’s directors, officers and persons who own more than 10% of a registered class of Frederick Brewing’s equity securities to file initial reports of ownership and reports of changes in ownership with the U.S. Securities and Exchange Commission. Such persons are required by SEC regulations promulgated pursuant to the Exchange Act to furnish Frederick Brewing with copies of all Section 16(a) report forms they file with the SEC.

          Based solely on Frederick Brewing’s review of the copies of report forms received by Frederick Brewing reporting persons, Frederick Brewing believes that all filing requirements applicable to its current directors, officers and persons who own more than 10% of a registered class of Frederick Brewing’s equity securities have been timely complied with in accordance with Section 16(a) of the Exchange Act during fiscal year 2000, except that a report on Form 3 reporting the hiring of Albert W. Spinelli as Vice President of Operations on April 3, 2000 was filed on March 21, 2001.

Item 10.    Executive Compensation.

          The following tables and discussion set forth information with respect to all plan and non-plan compensation awarded to, earned by, or paid to, all individuals serving as Frederick Brewing’s Chief Executive Officer and to Frederick Brewing’s four most highly compensated executive officers other than the Chief Executive Officer (these officers, together with the individuals serving as Chief Executive Officer, are the “named executive officers”), for all services rendered in all capacities to Frederick Brewing and its former subsidiaries for each of Frederick Brewing’s last three completed fiscal years. No disclosure, however, has been made for any executive officer, other than the Chief Executive Officer, whose total annual salary and bonus does not exceed $100,000.

TABLE 1

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Annual Compensation		Other Annual Compensation($)
		Salary($)	Bonus($)
C. David Snyder Chairman, Chief Executive Officer and Treasurer(1)	2000 1999	0 0	0 0	0 0

Albert W. Spinelli, Executive Vice President, General Manager	2000	125,000	0	0

(1)
Mr. Snyder receives compensation directly from SIBG. In 1999, Frederick Brewing entered into a management agreement with SIBG whereby SIBG provides administrative, financial, operational, marketing and strategic planning services to Frederick Brewing. Under this agreement, Frederick Brewing pays SIBG $30,000 per month for these services to Frederick Brewing. For the fiscal year ended December 31, 2000, Frederick Brewing was charged by SIBG an aggregate of $360,000 for these services.

Compensation of Directors

          Frederick Brewing reimburses its directors for out-of-pocket expenses incurred in traveling to board meetings. In addition, under the Non-Employee Directors’ Stock Option Plan, non-employee directors are entitled to receive, on the date of each annual meeting of Frederick Brewing’s shareholders, an automatic grant of non-qualified stock options to purchase 2,000 shares of Frederick Brewing’s common stock. The exercise price of each option is the fair market value of a share of Frederick Brewing’s common stock on the date of the grant. In 2000, no options were granted to the non-employee directors under this Plan.

Item 11.    Security Ownership of Certain Beneficial Owners and Management.

          The following table gives the number of shares of Frederick Brewing’s common stock beneficially owned as of May 1, 2001 by: (1) each person who is known by Frederick Brewing to be the beneficial owner of more than 5% of the shares of its common stock; (2) the directors and named executive officers individually; and (3) the directors and named executive officers as a group. The address for all directors and executive officers of Frederick Brewing is 4607 Wedgewood Blvd., Frederick, Maryland 21703.

Name and Address of Beneficial Owner	Shares Beneficially Owned		Percent of Class
Snyder International Brewing Group, LLC Baker Building, Suite 200 1940 East 6th Street Cleveland, Ohio 44114	4,447,104	(1)(2)	51.7%

Balmore Funds S.A. Trident Chambers Road Town Tortola, British Virgin Islands	709,283	(3)	8.3%

Austost Anstalt Schaan Lichenstein Landstrasse 163 7440 Fuerstennim France	703,833	(3)	8.2%

C. David Snyder	4,447,104	(4)	51.7%
Christopher J. Livingston	4,447,104	(5)	51.7%
James M. Gehrig	0		0.0%
Glenn E. Corlett	0		0.0%
David L. Stith	0		0.0%
Albert W. Spinelli	0		0.0%

All directors and named executive officers as a group (6 persons)	4,447,104		51.7%	(6)

(1)
On August 24, 1999, SIBG entered into a restructuring agreement with Austost Anstalt Schaan, Balmore Funds S.A., Ron S. Williams, Sr., Ron Williams, Jr., Dean Dowda, Fred Lenz, World Capital Funding, LLC, The Augustine Fund, L.P., Jimmy Dean, Congregation Beth Moredechai, Bertek, Inc. and Frederick Brewing. Pursuant to the restructuring agreement, the holders of Frederick Brewing’s Series F Convertible Preferred Stock, par value $.01 per share, and Series G Convertible Preferred Stock, par value $.01 per share, converted their Series F and G Preferred Stock into common stock and the holders of the 10% Convertible Notes, dated June 7, 1999, issued by Frederick Brewing, in the original principal amount of $500,000, were paid in full. Pursuant to Section 9.5 of the restructuring agreement, from and after August 24, 1999 until August 24, 2001, the preferred shareholders have granted to SIBG an irrevocable proxy to vote all of the shares of common stock then owned or controlled by the preferred shareholders, at any meeting of the shareholders of Frederick Brewing, however called, in favor of any proposal to (i) approve a merger or other business combination between or involving SIBG and Frederick Brewing which (A) is on reasonable terms and (B) will result in Frederick Brewing remaining a reporting company under the Securities Exchange Act of 1934, as amended, or (ii) increase the number of authorized shares of Frederick Brewing. After giving effect to the SIBG transaction and the restructuring transaction, the preferred shareholders owned in the aggregate approximately 2,155,140 shares of Frederick Brewing common stock.

(2)
SIBG holds warrants to purchase shares of common stock at an exercise price of $0.01 per share. These warrants become exercisable solely in the event that warrants, options or convertible securities of Frederick Brewing outstanding on August 24, 1999 are exercised or converted after August 24, 1999.

(3)	Based on a review of Frederick Brewing’s stock transfer agent’s records as of May 1, 2001.
(4)
Mr. Snyder owns approximately 92.3% of SIBG, which is the beneficial owner of 4,447,104 shares of common stock of Frederick Brewing. Mr. Snyder disclaims beneficial ownership of SIBG’s shares of Frederick Brewing, except to the extent of his pecuniary interest therein. In addition, SIBG holds warrants to purchase shares of common stock at an exercise price of $0.01 per share. These warrants become exercisable solely in the event that warrants, options or convertible securities of Frederick Brewing outstanding on August 24, 1999 are exercised or converted after August 24, 1999.

(5)
Mr. Livingston owns approximately 5.7% of SIBG, which is the beneficial owner of 4,447,104 shares of common stock of Frederick Brewing. Mr. Livingston disclaims beneficial ownership of SIBG’s shares of Frederick Brewing, except to the extent of his pecuniary interest therein. In addition, SIBG holds warrants to purchase shares of common stock at an exercise price of $0.01 per share. These warrants become exercisable solely in the event that warrants, options or convertible securities of Frederick Brewing outstanding on August 24, 1999 are exercised or converted after August 24, 1999.

(6)
This percentage was calculated including the 4,447,104 shares of Frederick Brewing common stock that are beneficially owned by Mr. Snyder and Mr. Livingston, indirectly, by virtue of their ownership interest in SIBG.

Change in Control

          In connection with the SIBG Line of Credit, SIBG has pledged all of its shares of Frederick Brewing as security for this line of credit. If there is a default under the SIBG Line of Credit, the lender will have the right to obtain ownership of SIBG’s shares of Frederick Brewing. Pursuant to the demand promissory note with SIBG, Frederick Brewing had borrowed approximately $4.7 million from SIBG for the fiscal year ended December 31, 2000.

Item 12.    Certain Relationships and Related Transactions.

          Frederick Brewing currently leases its operating facilities from Blue II, which is wholly-owned by SIBG. SIBG owns 51.7% of the common stock of Frederick Brewing and is controlled and predominantly owned by C. David Snyder, Frederick Brewing’s Chairman and Chief Executive Officer. The lease is recorded and accounted for as a capital lease in accordance with Statement of Financial Accounting Standards No. 13 “Accounting for Leases.” Total payments made to Blue II pursuant to this lease were approximately $350,000 for the fiscal year ended December 31, 2000. In addition, SIBG also charges Frederick Brewing a monthly real estate maintenance fee of $3,000. For the year ended December 31, 2000, Frederick Brewing was charged $36,000 in the aggregate for this fee.

          Effective August 24, 1999, Frederick Brewing executed a demand promissory note in favor of SIBG that enables Frederick Brewing to borrow from SIBG on a revolving basis up to $5.0 million in aggregate principal amount subject to terms mutually agreeable to SIBG and Frederick Brewing and subject to availability under the SIBG Line of Credit and the Snyder Notes. Currently, SIBG also borrows under the SIBG Line of Credit and the Snyder Notes. As of December 31, 2000, borrowings under the SIBG Line of Credit totaled $5.0 million, of which approximately $3.9 million consisted of borrowings by Frederick Brewing. As of December 31, 2000, borrowings under the Snyder Notes totaled $1.0 million of which approximately $265,678 consisted of borrowings by Frederick Brewing. As of December 31, 2000, under the SIBG note, Frederick Brewing owed $4,080,745 in principal, an additional $258,017 in interest and approximately $364,000 in accounts payable to SIBG related to amounts owed under the management agreement, the sales and marketing agreement and for amounts owed for the monthly real estate maintenance fee. In 1999, the SIBG note was unanimously approved by the members of the Frederick Brewing board who were not members, officers or directors of, or otherwise affiliated with, SIBG or Crooked River.

          Effective August 24, 1999, Frederick Brewing entered into a one-year management agreement with SIBG, which automatically renewed in 2000, whereby SIBG provides to Frederick Brewing administrative, financial, operational, marketing and strategic planning services. Under this agreement, Frederick Brewing pays SIBG $30,000 per month for these services. For the fiscal year ended December 31, 2000 Frederick Brewing was charged $360,000 in the aggregate by SIBG for these services. In 1999, this agreement was unanimously approved by those members of the Frederick Brewing board who were not members, officers or directors of, or otherwise affiliated with, SIBG or Crooked River.

           Effective August 24, 1999, Frederick Brewing entered into a production agreement with Crooked River (now SIBG) pursuant to which Frederick Brewing agreed to produce and package draft beer for Crooked River for up to four years, which includes automatic renewals. Crooked River merged with SIBG on July 5, 2000, and SIBG is controlled and predominantly owned by C. David Snyder, Frederick Brewing’s Chairman and Chief Executive Officer. For the fiscal year ended December 31, 2000, amounts charged to SIBG by Frederick Brewing under this agreement totaled approximately $122,000. In 1999, this agreement was unanimously approved by those members of the Frederick Brewing board who were not members, officers or directors of, or otherwise affiliated with, SIBG or Crooked River.

          Effective January 1, 2000, Frederick Brewing entered into a one-year sales and marketing agreement with SIBG, which automatically renewed in 2001, pursuant to which all of Frederick Brewing’s sales personnel became employees of SIBG as part of an effort to, among other things, increase sales of Frederick Brewing’s brands by taking advantage of the distribution networks established by SIBG for its brands. Under this agreement, Frederick Brewing pays SIBG $29,908 per month for these services. For the fiscal year ended December 31, 2000, Frederick Brewing was charged $358,896 by SIBG for these services.

Item 13.    Exhibits and Reports on Form 8-K.

          (a)  Exhibits.

          Except as otherwise indicated, the following Exhibits are filed herewith and made a part hereof:

Exhibit No.	Description
3.1	Amended and Restated Articles of Incorporation(1)

(i) Articles Supplementary with respect to Series A Convertible Preferred Stock(2)

(ii) Articles Supplementary with respect to Series B Convertible Preferred Stock(2)

(iii) Articles Supplementary with respect to Series C Convertible Preferred Stock(3)

(iv) Articles Supplementary with respect to Series D Convertible Preferred Stock(4)

(v) Articles Supplementary with respect to Series E Convertible Preferred Stock(5)

(vi) Articles Supplementary with respect to Series F Convertible Preferred Stock(6)

(vii) Articles Supplementary with respect to Series G Convertible Preferred Stock(7)

3.2	Amended and Restated Bylaws(8)

4.1	Amended and Restated Common Stock Purchase Warrant by Frederick Brewing Co. in favor of Austost Anstalt Schaan, dated August 24, 1999(9)

4.2	Amended and Restated Common Stock Purchase Warrant by Frederick Brewing Co. in favor of Balmore Funds S.A., dated August 24, 1999(9)

4.3	Amended and Restated Common Stock Purchase Warrant by Frederick Brewing Co. in favor of Ron Williams, Sr., dated August 24, 1999(9)

4.4	Amended and Restated Common Stock Purchase Warrant by Frederick Brewing Co. in favor of Ron Williams, Jr., dated August 24, 1999(9)

4.5	Amended and Restated Common Stock Purchase Warrant by Frederick Brewing Co. in favor of Dean Dowda, dated August 24, 1999(9)

4.6	Amended and Restated Common Stock Purchase Warrant by Frederick Brewing Co. in favor of Fred Lenz, dated August 24, 1999(9)

4.7	Amended and Restated Common Stock Purchase Warrant by Frederick Brewing Co. in favor of World Capital Funding, LLC, dated August 24, 1999(9)

4.8	Common Stock Purchase Warrant by Frederick Brewing Co. in favor of Edward D. Scott, dated August 24, 1999(9)

4.9	Common Stock Purchase Warrant by Frederick Brewing Co. in favor of Catherine D. Scott, dated August 24, 1999(9)

4.10	Common Stock Purchase Warrant by Frederick Brewing Co. in favor of Nicholas P. Foris, dated August 24, 1999(9)

4.11	Common Stock Purchase Warrant by Frederick Brewing Co. in favor of Robert Schuerholz, dated August 24, 1999(9)

4.12	Common Stock Purchase Warrant by Frederick Brewing Co. in favor of Vishnampet S. Jayanthimath, dated August 24, 1999(9)

4.13	Common Stock Purchase Warrant, dated August 24, 1999, by Frederick Brewing Co. in favor of Snyder International Brewing Group, LLC(10)
Exhibit No.	Description
4.14	Stock Certificate(8)

10.1	Investment Agreement, dated August 24, 1999, by and between Snyder International Brewing Group, LLC and Frederick Brewing Co.(10)

10.2	Restructuring Agreement, dated August 24, 1999, by and among Frederick Brewing Co., Snyder
International Brewing Group, LLC, Austost Anstalt Schaan, Balmore Funds S.A., Ron S. Williams,
Sr., Ron Williams, Jr., Dean Dowda, Fred Lenz, World Capital Funding, LLC, The Augustine
Fund, L.P., Jimmy Dean, Congregation Beth Moredechai and Bertek, Inc.(10)

10.3	Transition Agreement, dated August 24, 1999, by and between Kevin E. Brannon and Frederick Brewing Co.(10)

10.4	Transition Agreement, dated August 24, 1999, by and between Marjorie A. McGinnis and Frederick Brewing Co.(10)

10.5	Settlement Agreement, dated August 24, 1999, by and between First Union National Bank and Signet Bank(10)

10.6	Settlement Agreement, dated August 19, 1999, by and among U.S. Small Business Administration, Snyder International Brewing Group, LLC and Frederick Brewing Co.(10)

10.7	Production Agreement, dated as of August 24, 1999, by and between Crooked River Brewing Company, LLC (now SIBG) and Frederick Brewing Co.(11)

10.8	Management Agreement, dated as of August 24, 1999, by and between Snyder International Brewing Group, LLC and Frederick Brewing Co.(11)*

10.9	Demand Promissory Note, dated August 30, 1999, by Frederick Brewing Co. in favor of Snyder International Brewing Group, LLC(11)

10.10	Lease Agreement and Option to Purchase, dated July 17, 1996, by and between Blue II, LLC and Frederick Brewing Co.(12)

10.11	Lease Modification Agreement, dated June 23, 1998, by and between Blue II, LLC and Frederick Brewing Co.(13)

10.12	Non-Employee Director Stock Option Plan(8)*

10.13	1995 Stock Option Plan(8)*

10.14	Sales and Marketing Agreement, dated January 1, 2000, by and between Frederick Brewing Co. and Snyder International Brewing Group, LLC (13)*

16.1	Letter of BDO Siedman LLP, dated October 21, 1999, to the U.S. Securities and Exchange Commission (14)

16.2	Letter of PricewaterhouseCoopers LLP, dated March 5, 2001, to the U.S. Securities and Exchange Commission (15)

23.1	Consent of PricewaterhouseCoopers LLP, dated May 25, 2001

23.2	Consent of Grant Thornton LLP, dated May 25, 2001

24	Power of Attorney, dated March 19, 2001, for each director and officer of Frederick Brewing signing this Form 10-KSB

(1)	Incorporated by reference to Pre-effective Amendment No. 5 to the Form SB-2 filed with the SEC on March 5, 1996.
(2)	Incorporated by reference to such exhibit as filed with Frederick Brewing’s Registration Statement on Form S-3, file number 333-25743, dated April 24, 1997.
(3)	Incorporated by reference to such exhibit as filed with Frederick Brewing’s Registration Statement on Form S-3, file number 333-35655, dated September 15, 1997.
(4)	Incorporated by reference to such exhibit as filed with Amendment No. 1 to Frederick Brewing’s Registration Statement on Form S-3, file number 333-35655, filed December 4, 1997.
(5)	Incorporated by reference to such exhibit as filed with Frederick Brewing’s Quarterly Report on Form 10-QSB, for the period ending March 31, 1998.
(6)	Incorporated by reference to such exhibit as filed with Frederick Brewing’s Registration Statement on Form S-3, file number 333-65287, dated October 2, 1998.
(7)	Incorporated by reference to such exhibit as filed with Amendment No. 1 to Frederick Brewing’s Registration Statement on Form S-3, file number 333-65287, filed December 15, 1998.
(8)	Incorporated by reference to Frederick Brewing’s Form SB-2, filed on December 12, 1995.
(9)	Incorporated by reference to such exhibits as filed with the Schedule 13D, dated August 24, 1999, with respect to Frederick Brewing.
(10)	Incorporated by reference to such exhibits as filed with Frederick Brewing’s Current Report on Form 8-K, dated August 24, 1999.
(11)	Incorporated by reference to such exhibits as filed with Frederick Brewing’s Quarterly Report on Form 10-QSB for the period ending September 30, 1999.
(12)	Incorporated by reference to such exhibits as filed with Frederick Brewing’s Quarterly Report on Form 10-QSB for the period ending June 30, 1996.
(13)	Incorporated by reference to such exhibit as filed with Frederick Brewing’s Annual Report on Form 10-KSB for the fiscal year ending December 31, 1999.
(14)	Incorporated by reference to such exhibit as filed with Frederick Brewing’s Current Report on Form 8-K, filed October 22, 1999.
(15)	Incorporated by reference to such exhibit as filed with Frederick Brewing’s Current Report on Form 8-K, filed March 5, 2001.
*	Management contract or compensatory plan or agreement.

          (b)  Reports on Form 8-K.

          None.

SIGNATURES

          In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  May 25, 2001

FREDERICK BREWING CO .

/s/ C. DAVID SNYDER
By:
C. David Snyder*
Chairman, Chief Executive Officer and Treasurer

          In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ C. DAVID SNYDER C. David Snyder*	Chairman, Chief Executive Officer and Treasurer	May 25, 2001

/s/ JAMES M. GEHRIG James M. Gehrig	Chief Financial Officer (Principal Financial and Accounting Officer)	May 25, 2001

/s/ CHRISTOPHER J. LIVINGSTON Christopher J. Livingston*	Director, President and Secretary	May 25, 2001

/s/ GLENN E. CORLETT Glenn E. Corlett*	Director	May 25, 2001

/s/ DAVID L. STITH David L. Stith*	Director	May 25, 2001

* The undersigned, by signing his or her name hereto, does sign and execute this Form 10-KSB pursuant to the power of attorney executed by the above-named officers and directors of the registrant, which is being filed herewith with the Securities and Exchange Commission on behalf of such officers and directors.

/s/ JAMES M. GEHRIG James M. Gehrig Attorney-in-Fact		May 25, 2001

CONSOLIDATED FINANCIAL STATEMENTS AND
REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

FREDERICK BREWING CO.

December 31, 2000 and 1999

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

Board of Directors
Frederick Brewing Co.

          We have audited the accompanying consolidated balance sheet of Frederick Brewing Co. and subsidiaries as of December 31, 2000, and the related consolidated statements of operations, changes in stockholders’ deficit, and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

          We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

          In our opinion, the December 31, 2000 financial statements referred to above present fairly, in all material respects, the consolidated financial position of Frederick Brewing Co. and subsidiaries, and the consolidated results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

          The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in note A to the consolidated financial statements, the Company has suffered significant net losses. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/S / GRANT THORNTON LLP

GRANT THORNTON LLP

Cleveland, Ohio
March 14, 2001
REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of
Frederick Brewing Co.

          In our opinion, the accompanying consolidated balance sheet and the related consolidated statements of operations, changes in stockholders’ equity and cash flows present fairly, in all material respects, the financial position of Frederick Brewing Co. and its subsidiaries at December 31, 1999, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States. These financial statements are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with auditing standards generally accepted in the United States, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for the opinion expressed above.

          The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has suffered significant net losses. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP

Cleveland, Ohio
March 31, 2000

FREDERICK BREWING CO.

CONSOLIDATED BALANCE SHEETS
December 31

	2000	1999
ASSETS

Current Assets:
Cash	$ 17,137	$ 49,501
Restricted cash	63,547	312,475
Trade receivables, net of allowance for doubtful accounts of $31,716 in 2000 and 1999	121,599	242,464
Inventories, net	411,042	544,569
Prepaid expenses and other current assets	72,320	88,936

Total current assets	685,645	1,237,945
Property and Equipment, net	5,122,757	7,686,995
Intangibles, net of accumulated amortization of $395,037 and $188,012 in 2000 and 1999, respectively	225,513	432,538
Goodwill, net of accumulated amortization of $149,143 and $37,286 in 2000 and 1999, respectively	792,319	904,175

Total assets	$ 6,826,234	$10,261,653

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities:
Current maturities of long-term debt	$ 4,109,403	$ 2,454,505
Current portion of capital lease obligation	56,124	44,717
Accounts payable	1,507,113	1,159,868
Accrued liabilities	892,326	544,229

Total current liabilities	6,564,966	4,203,319
Long-Term Debt, net of current portion	69,371	84,151
Capital Lease Obligation, net of current portion	2,545,455	2,606,959

Total liabilities	9,179,792	6,894,429
Commitments and Contingencies	—	—
Stockholders’ Deficit:
Preferred stock, $0.01 par value, 1,000,000 shares authorized; cumulative, convertible Series A, 1,455 shares outstanding in 2000 and 1999	548,512	548,512
Common stock, $0.0004 par value, 19,000,000 shares authorized; 8,596,211 shares issued and outstanding in 2000 and 1999	3,439	3,439
Additional paid-in capital	23,861,881	23,861,881
Accumulated deficit	(26,767,390)	(21,046,608)

Total stockholders’ deficit	(2,353,558)	3,367,224

Total liabilities and stockholders’ deficit	$ 6,826,234	$10,261,653

The accompanying notes to the consolidated financial statements are an integral part of these statements.

FREDERICK BREWING CO.

CONSOLIDATED STATEMENTS OF OPERATIONS
For the years ended December 31

	2000	1999
Gross sales	$3,112,057	$3,768,629
Less: Returns and allowances	322,893	812,861
Less: Excise taxes	155,448	202,885

Net sales	2,633,716	2,752,883
Cost of sales	2,494,244	2,986,198
Depreciation	729,163	809,913

Gross loss	(589,691)	(1,043,228)
Selling, general and administrative expenses	1,743,279	2,480,369
Management fees	754,896	120,000
Impairment of long-lived assets	2,015,000	1,359,751

Operating loss	(5,102,866)	(5,003,348)
Other income	62,914	24,268
Interest expense, net	680,830	630,779

Loss before extraordinary gain	(5,720,782)	(5,609,859)
Extraordinary gain on forgiveness of debt and capital leases	—	731,360

Net loss	$(5,720,782)	$(4,878,499)

Net loss per common share—basic and diluted
Net loss before extraordinary gain	$ (0.67)	$ (1.35)
Extraordinary gain	—	0.18

Net loss per common share—basic and diluted	$ (0.67)	$ (1.17)

Weighted average common shares—basic and diluted	8,596,211	4,164,040

The accompanying notes to the consolidated financial statements are an integral part of these statements.

FREDERICK BREWING CO.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT
For the years ended December 31, 2000 and 1999

	Convertible Series A Preferred Stock		Convertible Series E Preferred Stock		Convertible Series F Preferred Stock		Convertible Series G Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Deficit
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 1998	1,543	$581,687	210	$ 162,750	1,000	$ 967,500	500	$ 644,581	1,433,335	$ 559	$19,989,919	$(16,168,109)	$6,178,887
Conversion of Series A preferred stock to common stock	(88)	(33,175)	—	—	—	—	—	—	1,146	1	33,174	—	—
Conversion of Series E preferred stock to common stock	—	—	(210)	(162,750)	—	—	—	—	113,258	45	162,705	—	—
Conversion of Series F preferred stock to common stock	—	—	—	—	(1,000)	(967,500)	—	—	1,671,049	679	966,821	—	—
Conversion of Series G preferred stock to common stock	—	—	—	—	—	—	(500)	(644,581)	745,205	298	644,283	—	—
Issuance of common stock to SIBG, net of issuance costs	—	—	—	—	—	—	—	—	4,447,104	1,779	1,840,076	—	1,841,855
Issuance of common stock in lieu of salary, expense reimbursements, etc.	—	—	—	—	—	—	—	—	57,558	23	23,021	—	23,044
Issuance of stock to former officers	—	—	—	—	—	—	—	—	126,478	51	199,949	—	200,000
Employee stock options exercised	—	—	—	—	—	—	—	—	1,078	4	1,933	—	1,937
Fair value of warrants issued	—	—	—	—	—	—	—	—	—	—	502,300	—	502,300
Deferred compensation charge associated with issuance of warrants	—	—	—	—	—	—	—	—	—	—	(502,300)	—	(502,300)
Net loss	—	—	—	—	—	—	—	—	—	—	—	(4,878,499)	(4,878,499)

Balance, December 31, 1999	1,455	548,512	—	—	—	—	—	—	8,596,211	3,439	23,861,881	(21,046,608)	3,367,224
Net loss	—	—	—	—	—	—	—	—	—	—	—	(5,720,782)	(5,720,782)

Balance, December 31, 2000	1,455	$548,512	—	$ —	—	$ —	—	$ —	8,596,211	$3,439	$23,861,881	$(26,767,390)	$(2,353,558)

The accompanying notes to the consolidated financial statements are an integral part of these statements.

FREDERICK BREWING CO.

CONSOLIDATED STATEMENTS OF CASH FLOWS
For the years ended December 31

	2000	1999
Cash Flows from Operating Activities:
Net loss	$(5,720,782)	$(4,878,499)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,070,351	1,200,948
Impairment of long-lived assets	2,015,000	1,359,751
Forgiveness of debt and capital leases	—	(731,360)
Gain on sale or disposal of equipment	—	(24,268)
Provision for doubtful accounts	—	16,624
Write-off of accounts receivable	—	(12,526)
Provision for obsolete inventory	35,419	(28,144)
Compensation charges for fair value of stock issued in lieu of salary	—	23,044
Compensation charges for issuance of stock to former officers	—	200,000
Change in operating assets and liabilities:
Trade receivables	120,865	164,421
Inventories	98,108	155,431
Prepaid expenses and other current assets	16,616	68,970
Other assets	—	199,326
Accounts payable	347,245	27,777
Accrued liabilities	348,097	366,578

Net cash used in operating activities	(1,669,081)	(1,891,927)
Cash Flows from Investing Activities:
Restricted cash	248,928	(300,000)
Purchase of property and equipment	(202,232)	(485,391)
Purchase of intangibles	—	(2,355)
Proceeds from sale of equipment	—	32,081

Net cash provided by (used in) investing activities	46,696	(755,665)
Cash Flows from Financing Activities:
Net proceeds from debt borrowings	1,702,440	3,098,565
Payments on debt obligations	(62,322)	(2,293,510)
Proceeds from issuance of common stock	—	2,000,000
Offering costs associated with issuance of common and preferred stock	—	(158,145)
Payments on capital lease	(50,097)	(44,753)
Proceeds from exercise of stock options	—	1,937

Net cash provided by financing activities	1,590,021	2,604,094

Net decrease in cash	(32,364)	(43,498)
Cash, beginning of year	49,501	92,999

Cash, end of year	$ 17,137	$ 49,501

The accompanying notes to consolidated financial statements are an integral part of these statements.

FREDERICK BREWING CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2000 and 1999

NOTE A—RECENT EVENTS AND FUTURE PROSPECTS

Basis of Presentation

          The accompanying consolidated financial statements have been prepared assuming that Frederick Brewing Co. (the “Company”) will continue as a going concern. As explained below, the Company has sustained recurring operating losses and cash flow deficits. Also, the Company has significant cash commitments to creditors. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are described below. The consolidated financial statements do not contain any adjustments that might result from the outcome of these uncertainties.

Recent Events

          Effective August 24, 1999, Frederick Brewing Co. and Snyder International Brewing Group, LLC (“SIBG”), an Ohio limited liability company, completed a series of transactions that resulted in SIBG acquiring approximately 51% of the outstanding common stock of the Company. SIBG purchased 4,447,104 newly issued shares of the Company’s common stock for $2,000,000 in cash (see Note H). Concurrently, holders of the Company’s Series F and Series G Convertible Preferred Stock converted their shares into common stock. Furthermore, a number of the Company’s creditors agreed to forgive certain indebtedness in order to facilitate SIBG’s investment in the Company (see Note D). The Company also entered into transition agreements with two former officers pursuant to which these individuals are bound by non-compete provisions through August 2001 for which they will receive an aggregate of $300,000 in payments. The Company also issued common stock with a fair value of $200,000 to these two officers (see Note H). The Company also executed a demand promissory note with SIBG which provides for borrowings of up to $5,000,000 on a revolving basis (see Notes G and O).

Future Prospects

          The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company’s ability to continue as a going concern is contingent upon its ability to secure additional financing and attain profitable operations. In addition, the Company’s ability to continue as a going concern must be considered in light of the difficulties, expenses and complications frequently encountered while attempting to enter into established markets as well as the competitive market environment in which the Company operates.

          Although the Company completed a series of financial transactions in August 1999 with SIBG, whereby the Company raised $2,000,000 in cash for the issuance of 4,447,104 newly issued common shares of the Company, and has entered into a short-term demand promissory note with SIBG which enabled the Company to substantially repay the majority of the Company’s secured lenders, there can be no assurance that the Company will be able to secure additional financing when needed or obtain such financing under terms satisfactory to the Company, if at all, or raise additional private placement investments.

          The changes to the Company’s board of directors and senior management in 1999 have resulted in changes in, among other things, the Company’s long-term strategic direction, its distribution efforts, sales and marketing focus and brewing operational plans.

          The Company’s current management strongly believes that the key to improving the Company’s financial performance is to immediately increase the utilization levels of its brewing facility. Additionally, the Company’s current management is directly monitoring and, as appropriate, reducing overhead spending.
FREDERICK BREWING CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

           In April 1999, NASDAQ informed the Company that it had delisted the Company’s common stock from the NASDAQ SmallCap Market for failing to maintain a minimum closing bid price of $1.00 per share.

NOTE B—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business

          The Company is engaged in the production, bottling, distribution and sale of beer primarily in the Mid-Atlantic region.

Principles of Consolidation

          The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, BB Acquisition Corporation, dba Brimstone Brewing Company (“Brimstone”) and FBC Acquisition Corporation, dba Wild Goose Brewery, Inc. (“Wild Goose”). All significant inter-company accounts and transactions have been eliminated. As of February 2001, both subsidiaries were liquidated. The Company conducted no operations through these subsidiaries during the years ended December 31, 2000 or 1999.

Single Business Segment

          Statement of Financial Standards No. 131, Disclosure About Segments of a Business Enterprise, (“SFAS 131”), provides guidance on standards for reporting financial information about operating segments. Presently, the Company operates in a single business segment.

Restricted Cash

          Restricted cash as of December 31, 2000 and 1999 represents a short-term investment that was pledged as collateral to ensure the Company’s performance of site improvement work required by the local Frederick County government, and cash held in an escrow account in accordance with two non-compete agreements with members of former management (see Note A).

Concentration of Credit Risk

          Financial instruments, which potentially subject the Company to concentrations of credit risk, consist principally of cash on deposit and accounts receivable.

          The Company places its temporary excess cash in high quality financial institutions. Portions of these instruments are in excess of the Federal Deposit Insurance Corporation (“FDIC”) limit. At December 31, 2000, the Company had deposits of approximately $127,000 in two institutions of which approximately $24,000 is over the FDIC limit. No losses have been experienced on such investments.

          The Company’s accounts receivable result primarily from beer sales to wholesale distributors. The Company periodically assesses the financial strength of its customers and provides allowances for anticipated losses as necessary.

Inventories

          Inventories consist of raw ingredients, work in process, finished goods, and packaging material, and are valued at the lower of cost or market. Cost is determined by the first-in, first-out (FIFO) method.
FREDERICK BREWING CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Property and Equipment

          Property and equipment are recorded at cost and depreciated using the straight-line method for financial reporting purposes and accelerated methods for tax purposes, over the estimated useful lives of the assets. Estimated useful lives are as follows: brewing equipment, 7 to 20 years; automobiles and trucks, 5 years; furniture and fixtures, 3 to 7 years.

          Leasehold improvements are recorded at cost and depreciated over the terms of the related lease or the estimated useful life of the related improvement, whichever is shorter. On retirement or disposition of property and equipment, the cost and accumulated depreciation are removed from the accounts and any resulting gain or loss is recorded in the statement of operations. Repair and maintenance costs are charged to expense in the year incurred.

          The Company leases its production facility under a long-term capital lease that is included in property and equipment. The facility is amortized over a twenty-year lease term (see note G).

Intangible Assets

          Intangible assets consist primarily of trademarks, copyrights, and two non-compete agreements. Trademarks and copyrights are amortized over a five-year period on a straight-line basis. Non-compete agreements are amortized over the two-year period of the agreement. Amortization expense related to intangible assets was $207,025 and $171,475 for the years ended December 31, 2000 and 1999, respectively.

Goodwill

          In 1998, the excess of the purchase price over the fair value of the net assets acquired of Wild Goose was recorded as goodwill as of the acquisition date (see Note C). Amortization expense related to goodwill was $111,857 and $219,560 for the years ended December 31, 2000 and 1999, respectively.

Revenue Recognition

          Revenue is recognized upon shipment of product to distributors, less an allowance for estimated returns.

Advertising Costs

          Advertising costs are expensed as incurred. The Company incurred advertising costs of $215,759 and $128,749 in 2000 and 1999, respectively.

Stock-Based Compensation

          As permitted by Statement of Financial Accounting Standards No. 123 (“SFAS 123”), Accounting for Stock Based Compensation, the Company recognizes compensation expense with respect to stock option grants to employees using the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25; stock-based compensation with respect to non-employees is recognized under the fair value method prescribed by SFAS 123.

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

Net Loss Per Common Share

          Basic per share loss is based on weighted average number of outstanding common shares for the period. Diluted per share losses adjust the weighted average for the potential dilution that could occur if stock options, warrants, or other convertible securities were exercised or converted into common stock. Diluted loss per share equals basic loss per share for 2000 and 1999 because the effects of such items were anti-dilutive.

New Accounting Standards

          Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments, (“SFAS 133”), establishes accounting and reporting standards for derivative instruments and hedging activities. In June 1999, the Financial Accounting Standards Board issued SFAS No. 137, which deferred the effective date of adoption of SFAS 133 for one year. The Company will be required to adopt SFAS 133 during the first quarter of 2001. Presently the Company does not use derivative instruments either in hedging activities or as investments. Accordingly, the Company believes that adoption of SFAS 133 will not have a material impact on its consolidated financial position or consolidated results of operations or cash flows.

Use of Estimates

          Preparation of financial statements in conformity with accounting principles generally accepted in the United States of America, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

Fair Value of Financial Instruments

          For cash, restricted cash, trade receivables and payables, the carrying amounts approximate fair value because of the short maturity of these instruments.

          The carrying amount of the Company’s debt approximates its fair value as the debt bears interest at rates approximating current market rates.

NOTE C—ACCOUNTING FOR IMPAIRMENT OF LONG-LIVED ASSETS

          The Company accounts for impairment of long-lived assets in accordance with SFAS No. 121, Accounting for Long-Lived Assets and for Long-Lived Assets to be Disposed of, (“SFAS 121”). SFAS 121 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the book value of the asset may not be recoverable. In accordance with SFAS 121, the Company uses an estimate of the future undiscounted net cash flows of the related asset or asset grouping over the remaining life in measuring whether the assets are recoverable.

          Recurring operating losses subsequent to the 1998 Wild Goose acquisition resulted in management’s continued evaluation of the Company’s long-lived assets. During the third quarter ended September 30, 1999, management determined that the goodwill associated with the Wild Goose acquisition would not be fully recoverable. At that time, management estimated that it could recover $941,461 of the remaining value of its goodwill based on a future cash flows analysis. Accordingly, the Company recorded an impairment charge of $1,359,751 in its 1999 Consolidated Statement of Operations.

          Recurring operating losses during the year ended December 31, 2000 resulted in the continued evaluation of the Company’s long-lived assets. As of December 31, 2000, management determined, based on an estimate of future undiscounted cash flows, certain long-lived assets were impaired. Based upon the determination that the Company’s long-lived assets were impaired, management compared the carrying value of such assets to their respective fair value. The fair value of the assets was determined based upon estimated future cash flows and an independent appraisal obtained by the Company. The analysis resulted in a write-down of $2,015,000, consisting of $1,824,000 of machinery and equipment and $191,000 of leasehold improvements. Accordingly, the Company recorded an impairment charge of $2,015,000 in its 2000 Consolidated Statement of Operations.

NOTE D—EXTRAORDINARY GAIN ON FORGIVENESS OF DEBT

          On August 24, 1999, in order to facilitate SIBG’s investment in the Company, a number of the Company’s creditors forgave amounts owed to them by the Company totaling $824,662. One of the creditors was a financial institution for which the Company had unamortized debt costs of $93,302 that were expensed. The net amount of $731,360 of debt forgiveness has been recorded in the 1999 consolidated statement of operations as an extraordinary gain on forgiveness of debt.

NOTE E—INVENTORIES

          Inventories at December 31 consist of the following:

	2000	1999
Raw materials	$ 74,920	$ 99,748
Work in process	33,797	66,660
Finished goods	57,217	103,934
Packaging and marketing supplies	300,411	294,111
Reserve for obsolescence	(55,303)	(19,884)

Total inventories, net	$411,042	$544,569

NOTE F—PROPERTY AND EQUIPMENT

          Property and equipment at December 31 consist of the following:

	2000	1999
Brewing equipment	$2,889,314	$4,520,913
Building under capital lease	3,000,000	3,000,000
Leasehold improvements	1,602,329	1,784,214
Furniture and fixtures	139,539	139,539
Automobiles and trucks	42,074	41,359

	7,673,256	9,486,025
Less accumulated depreciation	2,550,499	1,799,030

Property and equipment—net	$5,122,757	$7,686,995

FREDERICK BREWING CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE G—DEBT

Long-Term Debt

          Long-term debt at December 31 consists of the following:

	2000	1999
Note payable to SIBG, a related party, interest at prime plus 1% (10.5% at December 31, 2000) due on demand (see Note O)	$4,080,745	$2,440,627
Note payable to Frederick County, interest at 6.50%, annual payments of $20,250, due August 2005	98,029	98,029

Total	4,178,774	2,538,656
Less current maturities	4,109,403	2,454,505

Long-term debt	$ 69,371	$ 84,151

          Future maturities of debt outstanding for the years ended December 31 are as follows:

2001	$4,109,403
2002	15,740
2003	16,764
2004	17,853
2005	19,014

$4,178,774

Capital Lease

          The Company leases the land and building housing the brewery. This lease is accounted for as a capital lease in accordance with Statement of Financial Accounting Standards No. 13, Accounting for Leases. The Company has the option to purchase the land and building during a one-year period beginning March 1, 2008 and ending March 1, 2009 at a price of approximately $3,600,000. Future minimum payments under this capital lease, which expires in August 2017, are as follows at December 31, 2000:

2001	$ 350,208
2002	350,208
2003	350,208
2004	350,208
2005	350,208
Thereafter	4,055,406

Total minimum lease payments	5,806,446
Less amount representing interest	3,204,867

Present value of future minimum lease payments	2,601,579
Less current maturities	56,124

Long term capital lease obligations	$2,545,455

FREDERICK BREWING CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

           The following represents the net asset under capital lease included in the consolidated balance sheet at December 31, 2000 and 1999:

	2000	1999
Building under capital lease	$3,000,000	$3,000,000
Accumulated depreciation	550,000	400,000

Net asset under capital lease	$2,450,000	$2,600,000

          Interest expense on debt obligations for the years ended December 31, 2000 and 1999 was $680,830 and $632,063, respectively. Borrowings on long-term debt are collaterialized by property of the Company.

NOTE H—STOCKHOLDERS’ DEFICIT

          The Company’s Articles of Incorporation authorize the issuance of 1,000,000 shares of preferred stock, at $.01 par value. At December 31, 2000, 1,455 shares of non-voting Cumulative, Convertible Series A Preferred Stock (“Series A”) issued during 1997, remain outstanding. The Series A shares are convertible at any time, based on an average of $3.67 per share, which was a discount at the date of issuance.

          The holders of Series A shares are senior to the Common Stock with respect to dividend rights and are entitled to a liquidation preference of $500 per share. The annual dividend rate for Series A shares is $40 per share per annum, with cumulative dividends in arrears of $232,800 at December 31, 2000. Full dividends must be paid or set aside on Series A shares before dividends may be paid or set aside on the Common Stock. All dividend payments will be subordinated to the Company’s debt obligations, and will be subject to prior approval of the Company’s bank. The Company does not expect to declare or pay such dividends in the foreseeable future.

          During 1997, the Company issued 2,700 shares of Convertible Series E Preferred Stock (“Series E”). The Series E shares were convertible immediately upon issuance at 75% of the average market price of the Common Stock for five trading days immediately prior to the conversion date during 1997. At December 31, 1999, all the Series E shares have been converted to Common Stock.

          During 1998, the Company issued 1,000 shares of Convertible Series F Preferred Stock (“Series F”). These preferred shares were immediately convertible into Common Stock at the lesser of $0.70 per share or 80% of the average of the three lowest closing bid prices of the Common Stock for the seven days preceding the conversion. A deemed dividend of $247,000 was recognized immediately on issuance of Series F shares to recognize its beneficial conversion feature. The Company also issued approximately 200,000 warrants with exercise prices ranging from $0.75 per share to $0.98 per share. The Company determined the aggregate value of these warrants on the date of grant to be approximately $74,600, based on the Black Scholes valuation model with the following weighted average assumptions: dividend yield of 0%, expected volatility of 58%, risk free interest of 8.5% and expected term of 5 years. This value was recorded as a cost of the Series F offering and deducted from proceeds. At December 31, 1999, all the Series F shares have been converted to Common Stock.

          During 1998, the Company also issued 500 shares of Convertible Series G Preferred Stock (“Series G”) that are convertible into Common Stock at 70% of the average market price for the five days prior to the conversion. A deemed dividend of $144,581 was recognized on Series G to reflect its beneficial conversion feature. At December 31, 1999, all the Series G shares have been converted to Common Stock.

          The deemed dividends related to Series E, Series F and Series G shares were recognized immediately upon issuance.
FREDERICK BREWING CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

           During 1999, the Company issued an aggregate of 27,057 shares of Common Stock to certain members of management in lieu of salary. The value of the Common Stock on the date pledged was $23,044 and was recorded as compensation expense during 1999.

          On March 23, 1999, the Company’s board of directors approved a 1-for-10 reverse stock split of Common Stock. The accompanying financial statements have been adjusted retroactively to reflect the reverse split of all outstanding Common Stock.

          During 1999, the Company issued 4,447,104 shares of the Company’s Common Stock, $0.0004 par value, to SIBG for gross proceeds of $2,000,000 before considering offering costs of $158,145 related to the issuance (see Note A).

          During 1999, the former board of directors authorized the Company to issue 126,478 shares of Common Stock to two of the former officers of the Company as compensation for their efforts in facilitating the SIBG investment. The value of the Common Stock issued was $200,000 and was charged to operations as compensation expense in 1999.

NOTE I—STOCK OPTIONS

          The Company’s 1995 Stock Option Plan was adopted in order to attract and retain qualified personnel in key positions as well as to compensate members of the board of directors. The exercise price of all options under the plan must be equal to at least the fair value of the related common stock at the date of grant. The vesting provisions for stock options are determined by the board of directors, and all options are exercisable for ten years after the vesting date.

          A summary of the status of the Company’s stock option plan follows:

	Years ended December 31,
	2000		1999
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Options outstanding-beginning of year	6,075	$ 21.00	6,850	$18.00
Options exercised	—	—	(1,078)	$(1.80)
Options forfeited	(3,928)	($26.83)	(1,804)	$(1.80)
Options granted	—	—	2,107	$ 2.50

Options outstanding—end of year	2,147	$ 7.83	6,075	$21.00

Options exercisable—end of year	2,147	$ 7.83	6,075	$21.00

          At December 31, 2000, the weighted average remaining contractual life of the options, which have exercise prices ranging from $2.50 to $25.63 is approximately seven years.

          At December 31, 2000 and 1999, the FASB 123 proforma effect on the Company’s net loss and net loss per common share is not material.
FREDERICK BREWING CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

           The fair value of each option is estimated on the date of grant using a Black-Scholes option-pricing model with the following weighted-average assumptions used for options granted during the year ended December 31, 1999. There were no options granted during the year ended December 31, 2000.

1999
Annual dividend yield	0%
Estimated volatility	58%
Risk free interest rate	6.8%
Expected term	8 years

NOTE J—WARRANTS

          During 1997, the Company entered into an agreement with a third party for public and investor relations services to be rendered over a five-year period. In consideration for these services, the Company paid cash and issued 500,000 warrants to purchase common stock of the Company to the public relations firm. These warrants had various exercise prices and terms, and expire at varying dates through March 2002. The Company determined the estimated aggregate fair value of the warrants on the date of the grant to be approximately $670,000. During 1998 the agreement terminated; however, the warrants still remain outstanding at December 31, 2000.

          The Company issued 500,000 warrants to purchase common stock in June 1999 to a group of investors who had loaned the Company $500,000. The loan was repaid in August 1999. These warrants were immediately exercisable at $0.375 per share. The Company determined the aggregate fair value of the warrants at the time of the grant was not material. These warrants were cancelled in August 1999 concurrent with the SIBG transaction (see Note A). Additionally, 500,000 new warrants to purchase common stock were issued to this same group of investors in conjunction with the SIBG transaction whereas each warrant is exercisable at $0.50. These warrants are exercisable immediately and expire in August 2002. The Company determined the aggregate fair value of these warrants at the time of the grant to be approximately $502,300 which is recorded in the consolidated statement of changes in stockholders’ equity as deferred compensation and additional paid-in capital until such time the warrants are exercised.

          In August 1999, the Company issued 132,000 warrants to purchase common stock to the former owners of Blue II as settlement of back rent and late charges. These warrants are exercisable upon grant at $1.00 each and expire in August 2002. These warrants remain outstanding at December 31, 2000.

          The Company also issued warrants to purchase shares of common stock to SIBG at an exercise price of $0.01 per share. These warrants become exercisable solely in the event that warrants, options, or convertible securities of the Company outstanding at August 24, 1999 are exercised or converted after August 24, 1999. At December 31, 2000, these warrants are not exercisable, but remain outstanding.
FREDERICK BREWING CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE K—COMMITMENTS AND CONTINGENCIES

          The Company leases certain equipment under operating leases. Total lease expense incurred during the years ended December 31, 2000 and 1999 was $111,800 and $103,788, respectively. Minimum future lease payments at December 31, 2000 are as follows:

Years ending December 31,
2001	$77,400
2002	77,400
2003	57,600
2004	25,400
2005	2,100

          The Company has accrued $350,000 for a potential loss related to allegedly out-of-code product that was exported to, and is currently warehoused in, a non-U.S. market. Company management is currently reviewing the situation and is in discussions with the relevant authorities in the non-U.S. markets.

          In the normal course of business, the Company is involved in various other claims and litigation. Management is of the opinion that any liability or loss resulting from such other claims or litigation will not have a material adverse impact on the Company’s financial condition, results of operations, or cash flows.

NOTE L—WHOLESALE DISTRIBUTORS

          The Company distributes its products exclusively through independent wholesale distributors for resale to retailers such as liquor, wine and beer stores, supermarkets, restaurants, taverns, pubs, bars, and sporting arenas. Accordingly, the Company is dependent upon these wholesale distributors to sell the Company’s beer and to assist the Company in creating demand for, and promoting market acceptance of the Company’s products and to provide adequate service to all retail customers. If a significant wholesale distributor were to discontinue selling, or decrease the level of orders for the Company’s products, the Company’s business would be adversely affected in areas serviced by such wholesale distributors until the Company obtained a replacement.

          During the year ended December 31, 2000, sales to two wholesale distributors accounted for 11.8% and 11.0% of net sales, respectively. During the year ended December 31, 1999, sales to three wholesale distributors accounted for 24.8%, 12.1% and 10.9% of net sales, respectively.

NOTE M—EMPLOYEE BENEFIT PLAN

          The Company sponsors a 401(k) defined contribution plan (the “Plan”) covering substantially all officers and employees. The Plan permits participants to defer up to a maximum of 15% of their taxable compensation, not to exceed the statutory limit. The employee’s contribution vests immediately. Employer matching contributions are made at the discretion of the Company and vest in accordance with a five-year graduated vesting schedule. The Company made no discretionary contributions to the Plan during the years ended December 31, 2000 and 1999.

NOTE N—INCOME TAXES

          As of December 31, 2000, the Company had approximately $18,586,000 of net operating loss carryforwards expiring between 2009 and 2020. However, due to a change in ownership during 1999 (see note A), the Company has an annual limitation pursuant to Section 382 of the Internal Revenue Code of approximately $203,000 in the utilization of its net operating loss carryforwards. In addition, due to losses in 1999 and 2000 and an unused prior limitation, approximately $5,272,000 of the carryforwards may be utilized beyond the current annual limitation to offset future taxable income. Based upon the Company’s post-change in ownership loss carryforwards and the future utilization of the $203,000 annual carryforward limitations, the Company would have approximately $9,129,000 of future loss carryforwards which could be used over a 20 year period.

          The above-mentioned carryforwards gave rise to deferred tax assets of approximately $3,653,000 and $2,217,000 at December 31, 2000 and 1999, respectively. Due to the uncertainty of the ultimate realization of a portion of the deferred tax asset, a valuation allowance in the amounts of $4,360,000 and $2,119,000 was recorded by the Company for the years ended December 31, 2000 and 1999, respectively. The net change in the valuation allowances for 2000 and 1999 was $2,241,000 and $2,476,000, respectively. The asset recognition for 2000 and 1999 is based principally on the portion of net operating loss carryforwards which are not limited as to their use. These net operating loss carryforwards offset the deferred tax credits that are scheduled to reverse in the carryforward period. Therefore, the Company has reduced the valuation allowance related to this offset. The provision for income taxes is different from that which would be obtained by applying the statutory federal income tax rate for 2000 and 1999 due primarily to amortization of goodwill and the recognition of net operating loss carryforwards.

          The tax effects of the primary temporary differences giving rise to the Company’s deferred tax asset (liability) at December 31, 2000 and 1999 are summarized below:

	2000	1999
Net operating loss carryforward	$3,653,000	$2,217,000
Fixed asset impairment	806,000	—
Other	71,000	52,000
Depreciation	(170,000)	(150,000)

	4,360,000	2,119,000
Valuation allowance	(4,360,000)	(2,119,000)

Net deferred taxes	$ —	$ —

          Realization of the net deferred tax asset at the balance sheet date is dependent on future earnings which are deemed uncertain at this time. Accordingly, a full valuation allowance was recorded against the assets.

NOTE O—RELATED PARTIES

          The Company currently leases its operating facilities from Blue II, LLC, which is wholly-owned by SIBG. The lease is recorded and accounted for as a capital lease (see Note F). Total payments made to Blue II, LLC pursuant to this lease were approximately $350,000 for the year ended December 31, 2000 and approximately $117,000 for the period from August 24, 1999 through December 31, 1999.

          Effective August 24, 1999, the Company executed a demand promissory note with SIBG that enables the Company to borrow up to $5,000,000 from SIBG on a revolving basis (see Note G). The availability of this credit line is subject to SIBG’s ability to maintain its credit facility with a certain Cleveland, Ohio bank and certain loans from the principal shareholder of SIBG. The availability may be limited to the extent SIBG has outstanding borrowings under its credit facility. Total interest accrued to SIBG, which reduces the amount available under the demand note, was $258,017 and $70,033 as of December 31, 2000 and 1999, respectively, and is included in accrued liabilities in the consolidated balance sheet. In addition, the Company owes SIBG approximately $364,000 at December 31, 2000, which also reduces the amount available under the demand note, for amounts charged under the management agreement, the sales and marketing agreement and for the monthly real estate maintenance fee. This amount is included in accounts payable in the consolidated Balance Sheet. At December 31, 2000, total availability to the Company under the SIBG demand note approximated $297,000.

          Effective August 24, 1999, the Company entered into a one-year management agreement with SIBG whereby SIBG provides to the Company, administrative, financial, operational and strategic planning services. Under this agreement, the Company pays SIBG $30,000 per month for these services. For the year ended December 31, 2000 and the period from August 24, 1999 to December 31, 1999, the Company was charged $360,000 and $120,000, respectively, by SIBG for these services. This agreement automatically renews for additional terms of one (1) year, unless either party elects to terminate the agreement.

          Effective January 1, 2000, the Company entered into a one-year sales and marketing agreement with SIBG, whereby SIBG provides to the Company direct sales and marketing support and consultation services. Under this agreement, the Company pays SIBG $29,908 per month for these services. For the year ended December 31, 2000, the Company was charged $358,896 by SIBG for these services. The agreement will automatically renew for successive one (1) year terms, unless either party elects to terminate this agreement.

          In addition, SIBG also charges the Company a monthly real estate fee of $3,000. For the year ended December 31, 2000, the Company was charged $36,000.

          In addition, effective August 24, 1999, the Company entered into a production agreement with Crooked River Brewing Company, LLC (“Crooked River”) pursuant to which the Company has agreed to produce and package draft beer for Crooked River for up to four years including automatic renewals. As of July 5, 2000, Crooked River merged with SIBG, and SIBG replaced Crooked River as a party to this agreement. Amounts charged to SIBG during the year ended December 31, 2000 and the period from August 24, 1999 to December 31, 1999, approximated $122,000 and $50,000, respectively, which is included in gross sales in the consolidated Statement of Operations.

NOTE P—SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

	2000	1999
Cash paid for interest	$498,565	$562,030
Cash paid for income taxes	—	—
Supplemental disclosure of non-cash investing and financing:
Stock issued to former officers	—	$200,000
Non-compete agreements issued in connection with SIBG investment	—	$278,332
Fair value of stock issued in lieu of salary	—	$ 23,044

EXHIBIT INDEX

Exhibit No.	Description
3.1	Amended and Restated Articles of Incorporation(1)

(i) Articles Supplementary with respect to Series A Convertible Preferred Stock(2)

(ii) Articles Supplementary with respect to Series B Convertible Preferred Stock(2)

(iii) Articles Supplementary with respect to Series C Convertible Preferred Stock(3)

(iv) Articles Supplementary with respect to Series D Convertible Preferred Stock(4)

(v) Articles Supplementary with respect to Series E Convertible Preferred Stock(5)

(vi) Articles Supplementary with respect to Series F Convertible Preferred Stock(6)

(vii) Articles Supplementary with respect to Series G Convertible Preferred Stock(7)

3.2	Amended and Restated Bylaws(8)

4.1	Amended and Restated Common Stock Purchase Warrant by Frederick Brewing Co. in favor of Austost Anstalt Schaan, dated August 24, 1999(9)

4.2	Amended and Restated Common Stock Purchase Warrant by Frederick Brewing Co. in favor of Balmore Funds S.A., dated August 24, 1999(9)

4.3	Amended and Restated Common Stock Purchase Warrant by Frederick Brewing Co. in favor of Ron Williams, Sr., dated August 24, 1999(9)

4.4	Amended and Restated Common Stock Purchase Warrant by Frederick Brewing Co. in favor of Ron Williams, Jr., dated August 24, 1999(9)

4.5	Amended and Restated Common Stock Purchase Warrant by Frederick Brewing Co. in favor of Dean Dowda, dated August 24, 1999(9)

4.6	Amended and Restated Common Stock Purchase Warrant by Frederick Brewing Co. in favor of Fred Lenz, dated August 24, 1999(9)

4.7	Amended and Restated Common Stock Purchase Warrant by Frederick Brewing Co. in favor of World Capital Funding, LLC, dated August 24, 1999(9)

4.8	Common Stock Purchase Warrant by Frederick Brewing Co. in favor of Edward D. Scott, dated August 24, 1999(9)

4.9	Common Stock Purchase Warrant by Frederick Brewing Co. in favor of Catherine D. Scott, dated August 24, 1999(9)

4.10	Common Stock Purchase Warrant by Frederick Brewing Co. in favor of Nicholas P. Foris, dated August 24, 1999(9)

4.11	Common Stock Purchase Warrant by Frederick Brewing Co. in favor of Robert Schuerholz, dated August 24, 1999(9)

4.12	Common Stock Purchase Warrant by Frederick Brewing Co. in favor of Vishnampet S. Jayanthimath, dated August 24, 1999(9)

4.13	Common Stock Purchase Warrant, dated August 24, 1999, by Frederick Brewing Co. in favor of Snyder International Brewing Group, LLC(10)

4.14	Stock Certificate(8)

10.1	Investment Agreement, dated August 24, 1999, by and between Snyder International Brewing Group, LLC and Frederick Brewing Co.(10)

Exhibit No.	Description
10.2	Restructuring Agreement, dated August 24, 1999, by and among Frederick Brewing Co., Snyder
International Brewing Group, LLC, Austost Anstalt Schaan, Balmore Funds S.A., Ron S. Williams,
Sr., Ron Williams, Jr., Dean Dowda, Fred Lenz, World Capital Funding, LLC, The Augustine
Fund, L.P., Jimmy Dean, Congregation Beth Moredechai and Bertek, Inc.(10)

10.3	Transition Agreement, dated August 24, 1999, by and between Kevin E. Brannon and Frederick Brewing Co.(10)

10.4	Transition Agreement, dated August 24, 1999, by and between Marjorie A. McGinnis and Frederick Brewing Co.(10)

10.5	Settlement Agreement, dated August 24, 1999, by and between First Union National Bank and Signet Bank(10)

10.6	Settlement Agreement, dated August 19, 1999, by and among U.S. Small Business Administration, Snyder International Brewing Group, LLC and Frederick Brewing Co.(10)

10.7	Production Agreement, dated as of August 24, 1999, by and between Crooked River Brewing Company, LLC (now SIBG) and Frederick Brewing Co.(11)

10.8	Management Agreement, dated as of August 24, 1999, by and between Snyder International Brewing Group, LLC and Frederick Brewing Co.(11)*

10.9	Demand Promissory Note, dated August 30, 1999, by Frederick Brewing Co. in favor of Snyder International Brewing Group, LLC(11)

10.10	Lease Agreement and Option to Purchase, dated July 17, 1996, by and between Blue II, LLC and Frederick Brewing Co.(12)

10.11	Lease Modification Agreement, dated June 23, 1998, by and between Blue II, LLC and Frederick Brewing Co.(13)

10.12	Non-Employee Directors Stock Option Plan(8)*

10.13	1995 Stock Option Plan(8)*

10.14	Sales and Marketing Agreement, dated January 1, 2000, by and between Frederick Brewing Co. and Snyder International Brewing Group, LLC(13)*

16.1	Letter of BDO Siedman LLP, dated October 21, 1999, to the U.S. Securities and Exchange Commission(14)

16.2	Letter of PricewaterhouseCoopers LLP, dated March 5, 2001, to the U.S. Securities and Exchange Commission(15)

23.1	Consent of PricewaterhouseCoopers LLP, dated May 25, 2001

23.2	Consent of Grant Thornton LLP, dated May 25, 2001

24	Power of Attorney, dated March 19, 2001, for each director and officer of Frederick Brewing signing this Form 10-KSB

(1)	Incorporated by reference to Pre-effective Amendment No. 5 to the Form SB-2 filed with the SEC on March 5, 1996.
(2)	Incorporated by reference to such exhibit as filed with Frederick Brewing’s Registration Statement on Form S-3, file number 333-25743, dated April 24, 1997.
(3)	Incorporated by reference to such exhibit as filed with Frederick Brewing’s Registration Statement on Form S-3, file number 333-35655, dated September 15, 1997.
(4)	Incorporated by reference to such exhibit as filed with Amendment No. 1 to Frederick Brewing’s Registration Statement on Form S-3, file number 333-35655, filed December 4, 1997.
(5)	Incorporated by reference to such exhibit as filed with Frederick Brewing’s Quarterly Report on Form 10-QSB, for the period ending March 31, 1998.
(6)	Incorporated by reference to such exhibit as filed with Frederick Brewing’s Registration Statement on Form S-3, file number 333-65287, dated October 2, 1998.
(7)	Incorporated by reference to such exhibit as filed with Amendment No. 1 to Frederick Brewing’s Registration Statement on Form S-3, file number 333-65287, filed December 15, 1998.
(8)	Incorporated by reference to Frederick Brewing’s Form SB-2, filed on December 12, 1995.
(9)	Incorporated by reference to such exhibits as filed with the Schedule 13D, dated August 24, 1999, with respect to Frederick Brewing.
(10)	Incorporated by reference to such exhibits as filed with Frederick Brewing’s Current Report on Form 8-K, dated August 24, 1999.
(11)	Incorporated by reference to such exhibits as filed with Frederick Brewing’s Quarterly Report on Form 10-QSB for the period ending September 30, 1999.
(12)	Incorporated by reference to such exhibits as filed with Frederick Brewing’s Quarterly Report on Form 10-QSB for the period ending June 30, 1996.
(13)	Incorporated by reference to such exhibit as filed with Frederick Brewing’s Annual Report on Form 10-KSB for the fiscal year ending December 31, 1999.
(14)	Incorporated by reference to such exhibit as filed with Frederick Brewing’s Current Report on Form 8-K, filed October 22, 1999.
(15)	Incorporated by reference to such exhibit as filed with Frederick Brewing’s Current Report on Form 8-K, filed March 5, 2001.
*	Management contract or compensatory plan or agreement.