Form 10QSB
period 2001-03-31
FREDERICK BREWING CO
filed 2001-06-25
CIK 926978

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934, For the quarterly period ended March 31, 2001.

or

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT.

Commission File Number: 000-27800

FREDERICK BREWING CO.
(Exact Name of Small Business Issuer as Specified in Its Charter)

Maryland	52-1769647
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

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

Yes      ☒   No      ☐

        State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

Title of Each Class	Number of Shares Outstanding as of June 7, 2001
Common Stock, $0.0004 Par Value	8,596,211

        Transitional Small Business Disclosure Format: (check one): Yes ☐  No ☒

FREDERICK BREWING CO.
INDEX TO FORM 10-QSB
March 31, 2001

PART I.    FINANCIAL INFORMATION

Item 1.      FINANCIAL STATEMENTS

FREDERICK BREWING CO.
Balance Sheet
March 31, 2001
(Unaudited)

ASSETS
Current assets:
Cash and cash equivalents	$41,187
Restricted cash	12,476
Trade receivables, net of allowance for doubtful accounts of $31,716	54,816
Inventories, net	497,762
Prepaid expenses and other current assets	56,532

Total current assets	662,773
Property, plant and equipment, net of accumulated depreciation of $2,662,710	5,016,541
Intangibles, net of accumulated amortization of $446,416	174,133
Goodwill, net of accumulated amortization of $177,107	764,355

Total assets	$6,617,802

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Current maturities of long-term debt	$4,514,276
Current portion of capital lease obligation	57,741
Accounts payable	1,496,458
Accrued liabilities	1,055,643

Total current liabilities	7,124,118
Long term debt, net of current portion	69,371
Capital lease obligation, net of current portion	2,530,399

Total liabilities	9,723,888

Commitments and Contingencies	—
Stockholders' deficit:
Preferred Stock - $0.01 par value, 1,000,000 shares authorized; cumulative, convertible Series A, 1,455 shares issued and outstanding	548,512
Common Stock - $.0004 par value, 19,000,000 shares authorized; 8,596,211 shares issued and outstanding	3,439
Additional paid-in capital	23,861,881
Accumulated deficit	(27,519,918)

Total stockholders' deficit	(3,106,086)

Total liabilities and stockholders' deficit	$6,617,802

The accompanying notes are an integral part of these financial statements.

FREDERICK BREWING CO.

Statement of Operations For the Three Months Ended March 31, 2001 and 2000

(Unaudited)

	Three Months Ended March 31, 2001	Three Months Ended March 31, 2000
Proprietary Brands Sales	$591,777	$685,173
Co-Pack Fees	106,025	21,705

Gross sales	697,802	706,878
Less: returns and allowances, and excise taxes	91,658	106,398

Net sales	606,144	600,480
Cost of sales	725,640	850,119

Gross loss	(119,496)	(249,639)
Selling, general and administrative expense	452,920	584,700

Operating loss	(572,416)	(834,339)
Interest expense, net	180,112	138,874

Net loss	$(752,528)	$(973,213)

Net loss per common share - basic and diluted
Net loss per common share - basic and diluted	$(0.09)	$(0.11)

Weighted average common shares - basic and diluted	8,596,211	8,596,211

The accompanying notes are an integral part of these financial statements.

FREDERICK BREWING CO.
Statement of Cash Flows For the Three Months Ended March 31, 2001 and 2000
(Unaudited)

	Three Months Ended March 31, 2001	Three Months Ended March 31, 2000
Cash flows from operating activities:
Net loss	$(752,528)	$(973,213)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	112,211	186,393
Amortization	79,343	82,345
Change in operating assets and liabilities:
Trade receivables	66,783	23,302
Inventories	(86,720)	68,748
Prepaid assets	15,788	(2,382)
Accounts payable	(10,655)	(59,338)
Accrued liabilities	163,317	94,225

Net cash used in operating activities	(412,461)	(579,920)

Cash flows from investing activities:
Purchase of property and equipment	(5,995)	(73,950)
Restricted cash	51,072	198,592

Net cash provided by investing activities	45,077	124,642

Cash flows from financing activities:
Proceeds from debt borrowings	404,873	525,000
Payments on capital lease	(13,439)	(11,996)

Net cash provided by financing activities	391,434	513,004

Net increase cash and cash equivalents	24,050	57,726
Cash and cash equivalents, beginning of period	17,137	49,501

Cash and cash equivalents, end of period	$41,187	$107,227

The accompanying notes are an integral part of these financial statements.

FREDERICK BREWING CO.
Notes to Financial Statements
March 31, 2001
(Unaudited)

1.     Basis of Presentation

        The accompanying unaudited financial statements of Frederick Brewing Co. have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial reporting, according to the instructions for Form 10-QSB and Regulation S-B. As such, they do not include all information and footnotes required by accounting principles generally accepted in the United States of America for complete year-end financial reporting.

        The accompanying financial statements of Frederick Brewing for the period ended March 31, 2000 include its two former, wholly owned subsidiaries, Wild Goose Brewery, Inc. and Brimstone Brewing Company. Frederick Brewing liquidated these subsidiaries effective as of February 1, 2001. At the time of the liquidation, Frederick Brewing conducted no operations through these subsidiaries; however, Frederick Brewing continues to produce and sell the Wild Goose and Brimstone brands.

2.     Management's Opinion

        In the opinion of Frederick Brewing's management, Frederick Brewing's unaudited financial position as of March 31, 2001 and the results of its operations and cash flows for the interim period ended March 31, 2001 and the results of its operations and cash flows for the interim period ended March 31, 2000, reflect all adjustments (consisting only of normal and recurring accruals and other adjustments) necessary to present fairly the results of the interim periods presented. The operating results for the interim periods presented are not necessarily indicative of the results expected for other interim periods within 2001 or for the year ending December 31, 2001. Information relating to the financial position, results of operations and cash flows of Frederick Brewing as of and for the year ended December 31, 2000 may be found in the consolidated financial statements included in Frederick Brewing's Annual Report filed on Form 10-KSB for the year ended December 31, 2000.

3.     Inventories

        Inventories consist of raw ingredients, work in process, packaging materials, finished products and marketing supplies, and are valued at the lower of cost or market. Cost is determined by the first-in, first-out (FIFO) method. Frederick Brewing periodically reviews the age and marketability of its inventory, and provides obsolescence reserves as necessary. Net inventories at March 31, 2001 are as follows:

Raw ingredients	$30,564
Work in process	40,110
Packaging materials	273,607
Finished goods	52,982
Marketing supplies	155,802

Inventory, gross	553,065
Reserve for obsolescence	(55,303)

Inventory, net	$497,762

4.     Net Loss Per Common Share

        Frederick Brewing calculates basic and diluted earnings or loss per share in accordance with Statement of Financial Accounting Standards No. 128, "Earnings Per Share," which requires the presentation of basic earnings or loss per share and diluted earnings or loss per share for all periods presented. Basic per share loss is based on weighted average number of outstanding common shares for the period. Diluted per share loss adjusts the weighted average for the potential dilution that could occur if stock options, warrants, or other convertible securities were exercised or converted into common stock. Diluted loss per share equals basic earnings per share for 2001 and 2000 because the effects of such items were anti-dilutive.

Item 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS

        The following is a discussion of the financial condition, changes in financial condition and results of operations of Frederick Brewing for the three-month periods ended March 31, 2001 and 2000. This discussion should be read in conjunction with the Management's Discussion and Analysis of Financial Condition and Results of Operations and the Consolidated Financial Statements and Notes thereto included in Frederick Brewing's Form 10-KSB for the fiscal year ended December 31, 2000.

Overview

        For the period ended March 31, 2001, Frederick Brewing's operating losses decreased by $261,923 to $572,416 compared to $834,339 for the comparable period in 2000. Management attributes the decrease in operating losses to a decrease in operating costs, improved production efficiency and an increase in capacity utilization at its Frederick, Maryland brewery. Management believes that its operating losses will continue to decrease in 2001 due in large part to expected further increases in the capacity utilization rate at Frederick Brewing's brewery. Under the production agreement with Snyder International Brewing Group, LLC ("SIBG"), Frederick Brewing currently brews Crooked River and Christian Moerlein brands and expects to begin brewing the Little Kings brand by the end of the third quarter of 2001. As of March 31, 2001, Frederick Brewing had produced 1,871 barrels of SIBG brands and other co-packed brands as compared to 154 barrels for the same period in 2000. Through brewing the Crooked River and Christian Moerlein brands and by adding the Little Kings brand by the end of the third quarter of 2001, management expects that Frederick Brewing's annual production will grow to 30,000 barrels and its current capacity utilization will significantly increase. In an effort to further decrease operating losses, management continues to seek other means by which to decrease operating costs and to increase capacity utilization at the Frederick, Maryland facility, including exploring opportunities to enter into additional production agreements with other brewers. No assurance can be given, however, that management's efforts will result in decreased operating losses.

        While Frederick Brewing's total barrels produced in the first quarter of 2001 increased by 1,121 barrels to 5,064 barrels from 3,943 barrels produced in the first quarter of 2000, this change is primarily caused by the significant increases in barrels produced by Frederick Brewing under the production agreement with SIBG. Sales of Frederick Brewing's proprietary brands (Blue Ridge, Wild Goose, Brimstone and Hempen) decreased by 596 barrels from 3,789 barrels in the first quarter of 2000 to 3,193 barrels in the first quarter of 2001. A small percentage of this decrease can be attributed to the phasing out of the Hempen brands.

        To continue to decrease operating losses, management believes that Frederick Brewing must concentrate its sales, marketing and distribution efforts on increasing sales of its proprietary brands. To this effect, during the fourth quarter of 2000 and in the first quarter of 2001, Frederick Brewing hired several sales professionals with significant beer industry and distributor experience. In addition, Frederick Brewing continues to recruit qualified beer industry sales professionals for markets not sufficiently covered. In late 2000, Frederick Brewing shifted its marketing efforts to provide enhanced support to the off-premise retail channels of distribution with emphasis on the national and regional chain store supermarkets, mass merchants and warehouse clubs in the Mid-Atlantic region. Frederick Brewing is also continuing to provide marketing support to the more traditional on-premise distribution channel in 2001.

        In 2000, in an effort to reduce its distribution costs, Frederick Brewing renegotiated its distributor agreements to reduce depletion allowances, to increase prices charged to distributors and to increase recommended consumer prices and implemented a pre-sell ordering process for all of its products to better forecast finished goods needs. The pricing changes to the distributor agreements initially resulted in smaller orders from distributors and lower consumer sales in some retail channels that were not well suited to carry Frederick Brewing's higher priced brands. Additionally, a few of Frederick Brewing's brands were identified as under-performing. By identifying these under-performing brands, management believes that it will be able to streamline the brand portfolio and concentrate sales and marketing efforts on the brands that are more likely to succeed. Currently, Wild Goose is Frederick Brewing's best-selling brand. For the period ended March 31, 2001, Wild Goose sales accounted for 73.5% of Frederick Brewing's volume of its proprietary brands, as compared to 61.4% for the same period in 2000. Frederick Brewing's management believes that Wild Goose has the greatest future sales potential of Frederick Brewing's proprietary brands; accordingly, management plans to concentrate its sales and marketing efforts on the Wild Goose brands during the second half of 2001.

        Management believes that these recently implemented changes in Frederick Brewing's distribution and marketing strategy and improvements in its sales force will have a positive impact on the sales of its products in the second half of 2001; however, due to, among other things, market forces, management's ability to predict future sales is limited. Frederick Brewing's products compete in the domestic specialty beer category of the U.S. brewing industry. This market is highly competitive due to the large number of domestic specialty brewers and market share gains achieved by import brewers. Sales in this market generally reflect a degree of seasonality with the second and third quarters reflecting stronger sales than the rest of the year. In addition, demand for Frederick Brewing's products is subject to changes in consumers' tastes.

        Until Frederick Brewing can achieve operating profitability, it will need to continue to borrow additional amounts from SIBG or other financing sources. Frederick Brewing has no availability remaining under the $5.0 demand promisory note with SIBG. To meet Frederick Brewing's short term working capital needs, SIBG may increase the amounts available to Frederick Brewing under the SIBG note. To fund this increased availability, SIBG may conduct a private equity offering to raise additional funds or may borrow additional amounts from C. David Snyder, Frederick Brewing's Chairman and Chief Executive Officer, on a case-by-case basis. No assurances can be given, however, that SIBG will be able to raise or borrow additional funds and that SIBG will subsequently lend such amounts to Frederick Brewing. To meet its long-term needs, Frederick Brewing continues to explore obtaining financing from other sources, including possibly a line of credit that is secured by Frederick Brewing's equipment. No assurances, however, can be given that any such financing arrangements can be obtained and, if obtained, upon what terms such financing would be provided to Frederick Brewing.

Results of Operations

Three Months Ended March 31, 2001 to Three Months Ended March 31, 2000.

Gross Sales

        Gross sales for the periods ended March 31, 2001 and 2000 were $697,802 and $706,878, respectively, a decrease of $9,076 or 1.3%. Gross sales of Frederick Brewing's proprietary brands (Blue Ridge, Wild Goose, Brimstone and Hempen) for the periods ended March 31, 2001 and 2000 were $591,777 and $685,173, respectively, a decrease of $93,396 or 13.6%. The decrease in gross sales of proprietary brands was related to:

  a reduction in Hempen sales due to management's decision to phase out these brands;
  a continuing decrease in the sales of the Blue Ridge brands;
  reduced orders from distributors due to changes made in 2000 to Frederick Brewing's distribution agreements with its distributors; and
  the continuing effects of the sales restructuring efforts and shift in marketing efforts that took place in late 2000 and in the first quarter of 2001.

Gross sales attributable to co-pack fees charged under the production agreement with SIBG for the periods ended March 31, 2001 and 2000 were $106,025 and $21,705, respectively, an increase of $84,320 or 388.5%.

        Total shipped barrels increased to 5,064 barrels for the period ended March 31, 2001 from 3,943 barrels for the comparable period in 2000, an increase of 1,121 barrels or 28.5%. Shipped barrels increased for the period ended March 31, 2001 as a result of an increase in SIBG brands produced under the production agreement with SIBG.

Selling Price Per Barrel

        The average selling price per barrel decreased by $41.47, more than 23.1%, to $137.80 per barrel for the period ended March 31, 2001 from $179.27 for the comparable period in 2000. The decrease in the selling price per barrel was primarily due to a significant increase in barrels shipped under Frederick Brewing's production agreement with SIBG for the period ending March 31, 2001. Frederick Brewing continues to position its proprietary brands (Wild Goose, Blue Ridge and Brimstone) in the consumer market as high-quality specialty-crafted products. The average selling price for Frederick Brewing's proprietary brands increased by $4.51 per barrel to $185.34 for the period ended March 31, 2001 from $180.83 for the comparable period in 2000.

        Frederick Brewing packages its brands in bottles and kegs. Assuming the same level of production, a decrease in the number of bottles produced and an increase in the number of kegs produced would contribute to a decrease in revenue per barrel because the selling price per equivalent barrel is lower for kegs than for bottles. Keg sales as a percentage of total equivalent barrels of core brands were 28.1% for the period ended March 31, 2001, as compared to 26.5% for the comparable period in 2000.

Returns and Allowances

        Product returns and allowances were $61,754 for the period ended March 31, 2001 compared to $73,415 for the comparable period in 2000. The reduction in returns and allowances for the period ended March 31, 2001 can be attributed to the decrease in gross sales and Frederick Brewing's use of a consistent return and allowance policy for product returns.

Excise Taxes

        State and federal excise taxes were $29,904 for the period ended March 31, 2001 and $32,983 for the comparable period in 2000, representing 4.3% and 4.7% of gross sales, respectively. State excise tax rates and methods of computing taxes vary, depending on where the beer is sold. In some states, such as Maryland and Pennsylvania, the brewer is required to pay the tax; in others, such as Virginia, and also in the District of Columbia, the tax is paid by the purchasing distributor. Frederick Brewing currently pays $7 per barrel federal excise tax on all beer sold within the United States. Excise taxes are charged only upon the sale of Frederick Brewing's proprietary brands. The decrease in excise taxes paid results from the mix of sales by state and lower volumes of proprietary brands shipped for the period.

Cost of Sales

        For the periods ended March 31, 2001 and 2000, the cost of sales was $725,640, or $143.29 per barrel, and $850,119, or $215.60 per barrel, respectively. Cost of sales was determined using the number of barrels of proprietary brands and co-packed brands shipped by Frederick Brewing for the three-month periods ended March 31, 2001 and 2000. The cost of sales for the period ended March 31, 2001 decreased to 119.7% of net sales from 141.6% for the comparable period in 2000. Variable costs were $475,912 or $93.98 per barrel, for the period ended March 31, 2001 compared to $541,631, or $137.37 per barrel, for the comparable period in 2000. Fixed overhead costs for the period ended March 31, 2001 decreased by $58,760 to $249,728 from $308,488 for the comparable period in 2000.

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

        The decrease in cost of sales per barrel for the period ended March 31, 2001 was primarily caused by Frederick Brewing's cost of goods sold being absorbed over an increased barrel shipment, 5,064 barrels for the period ended March 31, 2001 compared to 3,943 barrels for the comparable period in 2000. For the period ended March 31, 2001, Frederick

Brewing's brewing facility operated at a level of 20.2% of plant capacity compared to 15.8% for the comparable period in 2000. Frederick Brewing's capacity utilization has a significant impact on gross profit. When facilities are operating at their maximum designed production capacities (100,000 barrels designed capacity for Frederick Brewing), profitability is favorably affected by spreading fixed operating costs over a larger sales base. Because the actual production level is substantially below the facility's maximum designed production capacity, gross margins are negatively impacted. This impact is reduced when actual utilization levels increase.

Selling, General and Administrative Expenses and Management Fees

        Selling, general and administrative expenses for the period ended March 31, 2001 decreased $131,780, or approximately 22.5%, to $452,920 from $584,700 for the comparable period in 2000. This decrease was due, in part, to reductions in accounting and legal costs and the impact of reduced depreciation expenses related to a $2,015,000 impairment charge taken during the fiscal year ended December 31, 2000.

Interest Expense (net)

        Net interest expense increased $41,238, or approximately 29.7%, to $180,112 for the period ended March 31, 2001 compared to $138,874 for the comparable period in 2000. A substantial portion of the interest expense incurred during the period ended March 31, 2001 related to indebtedness incurred by Frederick Brewing in connection with the lease of its brewing facility and interest due SIBG for working capital advances under the SIBG note.

Liquidity and Capital Resources

        Frederick Brewing has recorded losses from operations since 1993 and has funded its operations primarily from private and public placements of common and preferred stock and, since August 24, 1999, from unsecured working capital advances from SIBG. As of March 31, 2001, Frederick Brewing had a working capital deficit of $6,461,345. Net cash used in operating activities was $412,461 for the period ended March 31, 2001 as compared to $579,920 for the comparable period in 2000.

        Net cash provided by investing activities was $45,077 for the period ended March 31, 2001, which represented equipment purchases of $5,995 reduced by the utilization of restricted cash proceeds of $51,072 as compared to net cash provided by investing of $124,642 for the comparable period in 2000.

        Net cash provided by financing activities was $391,434 for the period ended March 31, 2001 representing the utilization of working capital loans from SIBG of $404,873 offset by payments on capital lease and debt obligations of $13,439. Net cash provided by financing was $513,004 for the comparable period in 2000.

        Frederick Brewing's ability to meet its obligations on a long-term basis is dependent on achieving operating profitability and on generating positive cash flows. To achieve these results, Frederick Brewing continues to work to eliminate or substantially reduce excess brewing capacity. In order to meet its short-term obligations, Frederick Brewing will need to continue to borrow additional amounts from SIBG or from other financing sources. Frederick Brewing currently receives funding for its working capital and other corporate needs under the SIBG note, which is payable on demand and provides that Frederick Brewing may borrow on a revolving basis up to $5,000,000 in principal, subject to certain limitations. As of June 20, 2001, Frederick Brewing owed $5,466,173 to SIBG. This amount includes principal of $4,356,135 and interest of $453,307 due under the SIBG note as well as $656,731 in accounts payable to SIBG for amounts due under the management agreement and the sales and marketing agreement with SIBG and for amounts owed for the monthly real estate maintenance fee related to the lease of the Frederick property. To meet Frederick Brewing's short-term working capital needs, SIBG may increase the amounts available to Frederick Brewing under the SIBG note. SIBG currently receives funding for Frederick Brewing's borrowings under the SIBG note from a $5,000,000 line of credit obtained by SIBG from a financial institution (the "SIBG Line of Credit") on substantially similar terms and from loans aggregating $1,500,000 in principal amount from C. David Snyder (the "Snyder Notes"), which are payable on demand and allow SIBG to borrow on a revolving basis, subject to certain limitations. As of June 20, 2001, there was no availability under the SIBG Line of Credit and no availability under the Snyder Notes. To fund the increased availability to Frederick Brewing under the SIBG note, SIBG may conduct a private equity offering to raise additional funds or may borrow additional amounts from Mr. Snyder on a case-by-case basis; however, any increased availability under the SIBG note will be limited to the amount of any new funds raised by SIBG or borrowed from Mr. Snyder. Moreover, SIBG, which recently merged with Crooked River Brewing Company, LLC and Royal Brewing, LLC may also utilize some of the funds raised or borrowed by SIBG to fund the Crooked River and Royal Brewing operations. As a result, some or all of the funds may, in fact, not be available to Frederick Brewing if SIBG utilizes those funds. Furthermore, even though SIBG is owned and controlled by Mr. Snyder, Frederick Brewing's Chairman and Chief Executive, SIBG may nonetheless have to demand repayment from Frederick Brewing of amounts outstanding under the SIBG note if the financial institution providing funding to SIBG demands repayment under the SIBG Line of Credit or if Mr. Snyder demands repayment of the Snyder Notes. To meet its long-term needs, Frederick Brewing continues to explore obtaining financing arrangements from other sources, including possibly a line of credit secured by Frederick Brewing's equipment, although no assurances can be given that any such financing arrangements can be obtained and, if obtained, upon what terms such financing would be provided to Frederick Brewing.

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

Provision for Income Taxes

        Frederick Brewing has incurred significant net operating losses during the last several calendar years and additional losses were incurred for the period ended March 31, 2001. As a result, no provision for income taxes has been provided for on the Statement of Operations for the periods ended March 31, 2001 and 2000. As of March 31, 2001, Frederick Brewing has recorded a full valuation allowance against its deferred tax assets.

Certain Factors That May Affect Future Results

        From time to time, information provided by Frederick Brewing, statements by its employees or information included in its filings with the U.S. Securities and Exchange Commission (including those portions of this Management's Discussion and Analysis that refer to the future) may contain forward-looking statements that are not historical facts. Those statements are "forward-looking" within the meaning of the Private Securities Litigation Reform Act of 1995. When used in this Form 10-QSB, the words "believes," "anticipates," "expects," "intends" and other predictive, interpretive and similar expressions are intended to identify such forward-looking statements. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results of Frederick Brewing to be materially different from expectations expressed or implied by such forward-looking statements. Such factors include, but are not limited to:

•	Going Concern. The financial statements included in this report have been prepared assuming Frederick Brewing will continue as a going concern. Frederick Brewing has sustained significant recurring operating losses and has significant cash commitments to creditors. These facts raise substantial doubt about Frederick Brewing's ability to continue as a going concern.

•	Reliance on SIBG and C. David Snyder. Frederick Brewing's success continues to significantly depend upon the financial support and contributions of Frederick Brewing's controlling shareholder, SIBG, and Frederick Brewing's Chairman and Chief Executive Officer, C. David Snyder:

• Under the management agreement and the sales and marketing agreement with SIBG, SIBG provides extensive management and sales and marketing services to Frederick Brewing. The management agreement automatically renewed for another one-year term on August 24, 2000 and the sales and marketing agreement renewed for another one-year term on January 1, 2001; however, if SIBG terminates these agreements, there can be no assurance that Frederick Brewing will be able to attract and hire qualified management and sales and marketing personnel to develop its business and to sell its products;

·

• As of June 20, 2001, Frederick Brewing obtained funding for operations from borrowings under the SIBG note, which has no remaining availability. There can be no assurance that SIBG will be able to increase the amounts available to Frederick Brewing under the SIBG note or that Frederick Brewing will be able to borrow funds from other financing sources to meet its long-term working capital needs. In addition, there can be no assurance that SIBG will not have to demand repayment of the amounts already borrowed under the SIBG note if the financial institution that provides the funding for these loans to SIBG demands repayment from SIBG, or if Mr. Snyder demands repayment of the Snyder Notes from SIBG. If SIBG demands repayment of the SIBG note, there can be no assurance that Frederick Brewing will be able to obtain alternative financing, or if such alternative financing is obtained, there can be no assurance as to the terms of the financing; and

• SIBG's ownership of other brands has resulted in the four-year agreement for Frederick Brewing to produce and package the Crooked River and Christian Moerlein brands and may lead to the production of other SIBG-owned brands. If SIBG terminates the current production agreement with Frederick Brewing. There can be no assurance that Frederick Brewing will be able to obtain other production contracts, which are needed to increase plant utilization.

•	Potential Out-Of-Code Production Loss. Frederick Brewing accrued $350,000 during 1999 for a potential loss related to allegedly out-of-code product that was exported to, and is currently warehoused in, a non-U.S. market. Frederick Brewing's management is currently reviewing the situation and is in discussion with the relevant authorities in the non-U.S. markets. However, because all arrangements regarding this product were made by former management and, at this point, much information regarding this situation is still unknown, the potential amount of this loss is difficult to predict.

•	Heavy Dependence on Wholesale Distributors. Frederick Brewing distributes its products only through independent wholesale distributors for resale to retailers. Accordingly, Frederick Brewing is dependent upon these wholesale distributors to sell Frederick Brewing's beers, to assist Frederick Brewing in creating demand for its products and to provide adequate service to its retail customers. Frederick Brewing renegotiated its distributor agreements in 2000, and management believes that these revised terms are more favorable to Frederick Brewing and are closer to industry standards. There can be no assurance, however, that Frederick Brewing's distributors will respond positively to these changes and increase orders as a result. In addition, there can be no assurance that any of Frederick Brewing's wholesale distributors will devote the resources necessary to provide effective sales and promotional support to Frederick Brewing.

•	Competition. Frederick Brewing competes in the specialty beer segment of the domestic beer market against a variety of domestic and international brewers, many of whom have substantially greater financial, production, distribution and marketing resources and have achieved a higher level of brand recognition than Frederick Brewing. Increased competition could result in price reductions, reduced profit margins and loss of market share, all of which would have a material adverse effect on Frederick Brewing's financial condition and results of operations.

•	Decrease in Industry Growth. Beginning in 1997, the overall sales growth of domestic specialty brewers slowed substantially. Even though certain industry sources indicate that, since 1999, this trend has been reversing, there can be no assurance that the decrease in sales growth of domestic specialty brewers that previously occurred will not reoccur, which would have a material adverse effect on Frederick Brewing's financial condition and results of operations. Moreover, even if the domestic specialty beer category experiences growth in 2001 and beyond, no assurance can be given that Frederick Brewing will be in a position to take advantage of such growth.

•	Excess Brewing Capacity. Frederick Brewing must substantially reduce its excess brewing capacity in order to improve its financial performance. Although Frederick Brewing has taken actions to address this issue, such as entering into the production agreement with SIBG, and is exploring additional actions that can be taken to address this issue, no assurance can be given that such actions will be successful or, if successful, that any increase in utilization will increase the profitability of Frederick Brewing.

•

Restructured Sales Force. Frederick Brewing must substantially increase sales in order to improve its financial performance. Even though Frederick Brewing's sales force was restructured in 2000, and Frederick Brewing believes its sales force consists of capable, experienced sales persons, no assurances can be given that this new sales force will be successful in selling Frederick Brewing's brands. Additionally, given the competitive market for qualified sales persons, no assurances can be given that these employees will choose to remain with SIBG and Frederick Brewing, or that if they should choose to leave SIBG and Frederick Brewing, that they can be replaced with equally qualified personnel. A significant turnover in the sales staff could have a material adverse effect on Frederick Brewing's business.

•	Marketing Strategies. Frederick Brewing believes that its new off-premise strategy to pursue display activity in chain supermarkets and large, regional beverage stores will increase sales. However, no assurances can be given that this marketing strategy will increase sales if retailers do not utilize the display programs and do not agree to carry more of Frederick Brewing's products in support of these programs. Moreover, even if retailers support these programs, no assurances can be given that consumers will purchase more of Frederick Brewing's products as a result.

        These statements are based on certain assumptions and analyses made by Frederick Brewing in light of its experience and its perception of historical trends, current conditions, expected future developments and other factors it believes are appropriate in the circumstances. These statements are subject to a number of other assumptions, risks, uncertainties, general economic and business conditions, and the business opportunities (or lack thereof) that may be presented to and pursued by Frederick Brewing. Prospective investors are cautioned that these statements are not guarantees of future performance and that actual results or developments may differ materially from those projected in the forward-looking statements. The accompanying information contained in this Quarterly Report on Form 10-QSB, including, without limitation, the information set forth in this section identifies important factors that could cause such differences.

  PART II.   OTHER INFORMATION

  Item 3.    Default Upon Senior Securities

          The holders of Frederick Brewing's 8% Cumulative Convertible Preferred Stock, Series A, par value $.01 per share, are entitled to receive $40 per share annum in dividends, when and if declared by Frederick Brewing's Board of Directors. These dividends are due and payable quarterly in arrears at a rate of $10 per share. Frederick Brewing has never declared and paid dividends on the Series A stock, and as of March 31, 2001, dividends in arrears totaled $247,350.

  Item 6.   Exhibits and Reports on Form 8-K

a.	Exhibits

Except as otherwise indicated, the following Exhibits are filed herewith and made a part hereof:

Exhibit No. Description

None.

b.	Reports on Form 8-K

(i) Current Report on Form 8-K, dated February 26, 2001, filed March 5, 2001 with the U.S. Securities and Exchange Commission reporting under Item 4 the change in Frederick Brewing's independent accountants.

  FREDERICK BREWING CO.

  SIGNATURES

          In accordance with the requirements of the Securities and Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

.
FREDERICK BREWING CO

Date: June 25, 2001	By:	/s/ C. David Snyder

C. David Snyder Chairman of the Board, Chief Executive Officer and Treasurer

Date: June 25, 2001	/s/ James M. Gehrig

James M. Gehrig Chief Financial Officer

  FREDERICK BREWING CO.

  EXHIBIT INDEX

  Exhibit                                   Description

  None.