Form 10QSB
period 2001-06-30
FREDERICK BREWING CO
filed 2001-08-14
CIK 926978

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB
(Mark One)
☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2001.

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

          State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

Title of Each Class	Number of Shares Outstanding as of August 13, 2001
Common Stock, $0.0004 Par Value	8,596,211

          Transitional Small Business Disclosure Format: (check one): Yes ☐ No ☒

FREDERICK BREWING CO.

INDEX TO FORM 10-QSB
June 30, 2001

PART I.    FINANCIAL INFORMATION

Item 1.    Financial Statements

FREDERICK BREWING CO.

BALANCE SHEET
June 30, 2001
(Unaudited)

ASSETS

Current assets:
Cash	$ —
Restricted cash	12,476
Trade receivables, net of allowance for doubtful accounts of $31,716	169,322
Inventories, net	544,140
Prepaid expenses and other current assets	59,676

Total current assets	785,614
Property, plant and equipment, net of accumulated depreciation of $2,774,920	4,922,293
Intangibles, net of accumulated amortization of $497,795	122,754
Goodwill, net of accumulated amortization of $205,071	736,390

Total assets	$ 6,567,051

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities:
Current maturities of long-term debt	$ 5,384,160
Current portion of capital lease obligation	59,378
Accounts payable	1,166,042
Accrued liabilities	1,165,533

Total current liabilities	7,775,113
Long term debt, net of current portion	69,371
Capital lease obligation, net of current portion	2,505,936

Total liabilities	10,350,420

Commitments and Contingencies	—
Stockholders’ deficit:
Preferred Stock—$0.01 par value, 1,000,000 shares authorized; cumulative, convertible Series A, 1,455 shares issued and outstanding	548,512
Common Stock—$.0004 par value, 19,000,000 shares authorized; 8,596,211 shares issued and outstanding	3,439
Additional paid-in capital	23,861,881
Accumulated deficit	(28,197,201)

Total stockholders’ deficit	$ (3,783,369)

Total liabilities and stockholders’ deficit	$ 6,567,051

The accompanying notes are an integral part of these financial statements.

FREDERICK BREWING CO.

STATEMENTS OF OPERATIONS
For the Three and Six Months Ended June 30, 2001 and 2000
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2001	2000	2001	2000
Proprietary Brands Sales	$ 615,771	$ 738,671	$1,207,548	$1,423,843
Co-Pack Fees	137,693	23,778	243,718	45,483

Gross sales	753,464	762,449	1,451,266	1,469,326
Less: returns and allowances, and excise taxes	76,033	107,237	167,691	213,636

Net sales	677,431	655,212	1,283,575	1,255,690
Cost of sales	785,834	716,404	1,511,474	1,566,523

Gross loss	(108,403)	(61,192)	(227,899)	(310,833)
Selling, general and administrative expense	386,863	565,781	839,783	1,150,479

Operating loss	(495,266)	(626,973)	(1,067,682)	(1,461,312)
Interest expense, net	182,017	160,280	362,129	299,154

Net loss	$(677,283)	$(787,253)	$(1,429,811)	$(1,760,466)

Net loss per common share:—basic and diluted
Net loss per common share—basic and diluted	$ (0.08)	$ (0.09)	$ (0.17)	$ (0.20)

Weighted average common shares—basic and diluted	8,596,211	8,596,211	8,596,211	8,596,211

The accompanying notes are an integral part of these financial statements.

FREDERICK BREWING CO.

STATEMENTS OF CASH FLOWS
For the Three and Six Months Ended June 30, 2001 and 2000
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2001	2000	2001	2000
Cash flows from operating activities:
Net loss	$(677,283)	$(787,253)	$(1,429,811)	$(1,760,466)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	112,211	187,836	224,422	374,229
Amortization	79,344	77,635	158,688	159,980
Change in operating assets and liabilities:
Trade receivables	(114,506)	(77,206)	(47,723)	(53,904)
Inventories	(46,378)	34,147	(133,098)	102,895
Prepaid assets	(3,144)	(13,730)	12,644	(16,112)
Accounts payable	(330,416)	(58,388)	(341,071)	(117,726)
Accrued liabilities	109,890	(66,334)	273,207	27,891

Net cash used in operating activities	(870,282)	(703,293)	(1,282,742)	(1,283,213)
Cash flows from investing activities:
Purchase of property and equipment	(17,963)	(96,031)	(23,958)	(169,981)
Decrease in Restricted cash	—	713	51,071	199,305

Net cash (used in) provided by investing activities	(17,963)	(95,318)	27,113	29,324
Cash flows from financing activities:
Proceeds from debt borrowings	869,884	705,000	1,274,757	1,230,000
Payments on capital lease	(22,826)	(12,341)	(36,265)	(24,337)

Net cash provided by financing activities	847,058	692,659	1,238,492	1,205,663

Net decrease in cash	(41,187)	(105,952)	(17,137)	(48,226)
Cash—beginning of period	41,187	107,227	17,137	49,501

Cash—end of period	$ —	$ 1,275	$ —	$ 1,275

The accompanying notes are an integral part of these financial statements.

FREDERICK BREWING CO.

NOTES TO FINANCIAL STATEMENTS
June 30, 2001
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

          The accompanying financial statements of Frederick Brewing for the period ended June 30, 2000 include its two former, wholly owned subsidiaries, Wild Goose Brewery, Inc. and Brimstone Brewing Company. Frederick Brewing liquidated these subsidiaries effective as of February 1, 2001. At the time of the liquidation, Frederick Brewing conducted no operations through these subsidiaries; however, Frederick Brewing continues to produce and sell the Wild Goose and Brimstone brands.

2.    Management’s Opinion

          In the opinion of Frederick Brewing’s management, Frederick Brewing’s unaudited financial position as of June 30, 2001 and the results of its operations and cash flows for the interim period ended June 30, 2001 and the results of its operations and cash flows for the interim period ended June 30, 2000, reflect all adjustments (consisting only of normal and recurring accruals and other adjustments) necessary to present fairly the results of the interim periods presented. The operating results for the interim periods presented are not necessarily indicative of the results expected for other interim periods within 2001 or for the year ending December 31, 2001. Information relating to the financial position, results of operations and cash flows of Frederick Brewing as of and for the year ended December 31, 2000 may be found in the consolidated financial statements included in Frederick Brewing’s Annual Report filed on Form 10-KSB for the year ended December 31, 2000.

3.    Inventories

          Inventories consist of raw ingredients, work in process, packaging materials, finished products and marketing supplies, and are valued at the lower of cost or market. Cost is determined by the first-in, first-out (FIFO) method. Frederick Brewing periodically reviews the age and marketability of its inventory, and provides obsolescence reserves as necessary. Net inventories at June 30, 2001 are as follows:

Raw ingredients	$ 51,244
Work in process	68,482
Packaging materials	253,040
Finished goods	73,569
Marketing supplies	153,108

Inventory, gross	599,443
Reserve for obsolescence	(55,303)

Inventory, net	$544,140

FREDERICK BREWING CO.

NOTES TO FINANCIAL STATEMENTS—(Continued)

4.   New Accounting Standards

          On July 20, 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) 141, Business Combinations, and SFAS 142, Goodwill and Intangible Assets. SFAS 141 is effective for all business combinations completed after June 30, 2001. SFAS 142 is effective for fiscal years beginning after December 15, 2001; however, certain provisions of this Statement apply to goodwill and other intangible assets acquired between July 1, 2001 and the effective date of SFAS 142. SFAS 142 requires that goodwill and other purchased intangible assets no longer be amortized to earnings, but instead be reviewed for impairment.

          The Company will continue to amortize goodwill and intangible assets recognized prior to July 1, 2001, under its current method until January 1, 2002, at which time annual and quarterly goodwill and intangible asset amortization of $317,376 and $79,344 will no longer be recognized. By March 31, 2002, the Company will have completed a transitional fair value based impairment test of goodwill as of January 1, 2002. Impairment losses, if any, resulting from the transitional testing will be recognized in the quarter ended March 31, 2002, as a cumulative effect of a change in accounting principle.

5.    Net Loss Per Common Share

           Frederick Brewing calculates basic and diluted earnings or loss per share in accordance with Statement of Financial Accounting Standards No. 128, “Earnings Per Share,” which requires the presentation of basic earnings or loss per share and diluted earnings or loss per share for all periods presented. Basic per share loss is based on weighted average number of outstanding common shares for the period. Diluted per share loss adjusts the weighted average for the potential dilution that could occur if stock options, warrants, or other convertible securities were exercised or converted into common stock. Diluted loss per share equals basic earnings per share for 2001 and 2000 because the effects of such items were anti-dilutive.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

          The following is a discussion of the financial condition, changes in financial condition and results of operations of Frederick Brewing for the three-month and six-month periods ended June 30, 2001 and 2000. This discussion should be read in conjunction with the Management’s Discussion and Analysis of Financial Condition and Results of Operations and the Consolidated Financial Statements and Notes thereto included in Frederick Brewing’s Form 10-KSB for the fiscal year ended December 31, 2000.

Overview

          For the six-month period ended June 30, 2001, Frederick Brewing’s operating losses decreased by $393,630 to $1,067,682 compared to $1,461,312 for the comparable period in 2000. Management attributes the decrease in operating losses to a decrease in operating costs, improved production efficiency and an increase in capacity utilization at its Frederick, Maryland brewery. Management believes that its operating losses will continue to decrease in 2001 due in large part to expected further increases in the capacity utilization rate at Frederick Brewing’s brewery. Under the production agreement with Snyder International Brewing Group, LLC (“SIBG”), Frederick Brewing currently brews Crooked River and Christian Moerlein brands and began brewing the Little Kings brand in July 2001. For the six-month period ended June 30, 2001, Frederick Brewing had produced 3,534 barrels of SIBG brands and other co-packed brands as compared to 252 barrels for the same period in 2000. By brewing the Crooked River, Christian Moerlein and Little Kings brands, management expects that Frederick Brewing’s annual production will grow to 30,000 barrels and its current capacity utilization will significantly increase. In an effort to further decrease operating losses, management continues to seek other means by which to decrease operating costs and to increase capacity utilization at the Frederick, Maryland facility, including exploring opportunities to enter into additional production agreements with other brewers. No assurance can be given, however, that management’s efforts will either result in decreased operating losses or in increased plant utilization.

          While Frederick Brewing’s total barrels produced in the first half of 2001 increased by 1,933 barrels to 10,319 barrels from 8,386 barrels produced in the first half of 2000, this change is primarily caused by the significant increases in barrels produced by Frederick Brewing under the production agreement with SIBG. Sales of Frederick Brewing’s proprietary brands (Blue Ridge, Wild Goose, Brimstone and Hempen) decreased by 1,349 barrels from 8,134 barrels in the first half of 2000 to 6,785 barrels in the first half of 2001. A small percentage of this decrease can be attributed to the phasing out of the Hempen brands.

          To continue to decrease operating losses, management believes that Frederick Brewing must concentrate its sales, marketing and distribution efforts on increasing sales of its proprietary brands. To this effect, during the fourth quarter of 2000 and in the first half of 2001, Frederick Brewing, through SIBG, hired several sales professionals with significant beer industry and distributor experience. In addition, Frederick Brewing, through SIBG, continues to recruit qualified beer industry sales professionals for markets not sufficiently covered. In late 2000, Frederick Brewing shifted its marketing efforts to provide enhanced support to the off-premise retail channels of distribution with emphasis on the national and regional chain store supermarkets, mass merchants and warehouse clubs in the Mid-Atlantic region. Frederick Brewing is also continuing to provide marketing support to the more traditional on-premise distribution channel in 2001.

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

           Currently, Wild Goose is Frederick Brewing’s best-selling brand. For the period ended June 30, 2001, Wild Goose sales accounted for 72.6% of Frederick Brewing’s volume of its proprietary brands, as compared to 62.9% for the same period in 2000. Frederick Brewing’s management believes that Wild Goose has the greatest future sales potential of Frederick Brewing’s proprietary brands; accordingly, management plans to concentrate its sales and marketing efforts on the Wild Goose brands during the second half of 2001.

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

          Until Frederick Brewing can achieve operating profitability, it will need to continue to borrow additional amounts from SIBG or other financing sources. Frederick Brewing has no availability remaining under the $5.0 million unsecured revolving note from SIBG. To meet Frederick Brewing’s short term working capital needs, SIBG may increase the amounts available to Frederick Brewing under the SIBG note. To fund this increased availability, SIBG may conduct a private equity offering to raise additional funds or may borrow additional amounts from C. David Snyder, Frederick Brewing’s Chairman and Chief Executive Officer, on a case-by-case basis. No assurances can be given, however, that SIBG will be able to raise or borrow additional funds and that SIBG will subsequently lend such amounts to Frederick Brewing. To meet its long-term needs, Frederick Brewing continues to explore obtaining financing from other sources, including possibly a line of credit that is secured by Frederick Brewing’s equipment. No assurances, however, can be given that any such financing arrangements can be obtained and, if obtained, upon what terms such financing would be provided to Frederick Brewing.

Results of Operations

Three Months Ended June 30, 2001 to Three Months Ended June 30, 2000.

Gross Sales

          Gross sales for the three-month periods ended June 30, 2001 and 2000 were $753,464 and $762,449, respectively, a decrease of $8,985 or 1.2%. Gross sales of Frederick Brewing’s proprietary brands (Blue Ridge, Wild Goose, Brimstone and Hempen) for the three-month periods ended June 30, 2001 and 2000 were $615,771 and $738,671, respectively, a decrease of $122,900 or 16.6%. The decrease in gross sales of proprietary brands was related to:

•	a reduction in Hempen sales due to management’s decision to phase out these brands;

•	a continuing decrease in the sales of the Blue Ridge brands;

•	reduced orders from distributors due to changes made in 2000 to Frederick Brewing’s distribution agreements with its distributors; and

•	the continuing effects of the sales restructuring efforts and shift in marketing efforts that took place in late 2000 and in the first quarter of 2001.

Gross sales attributable to co-pack fees charged under the production agreement with SIBG for the three-month periods ended June 30, 2001 and 2000 were $137,693 and $23,778, respectively, an increase of $113,915 or 479.0%.

          Total shipped barrels increased to 5,255 barrels for the three-month period ended June 30, 2001 from 4,443 barrels for the comparable period in 2000, an increase of 812 barrels or 18.3%. Shipped barrels increased for the three-month period ended June 30, 2001 as a result of an increase in SIBG brands produced under the production agreement with SIBG.

Selling Price Per Barrel

          The average selling price per barrel decreased by $28.23, or approximately 16.4%, to $143.38 per barrel for the three-month period ended June 30, 2001 from $171.61 for the comparable period in 2000. The decrease in the selling price per barrel was primarily due to a significant increase in barrels shipped under Frederick Brewing’s production agreement with SIBG for the three-month period ending June 30, 2001. In the beer industry, the selling price per barrel for barrels produced under production agreements is typically much lower than the selling price per barrel for brewers’ proprietary brands. Frederick Brewing continues to position its proprietary brands (Wild Goose, Blue Ridge and Brimstone) in the consumer market as high-quality specialty-crafted products. The average selling price per barrel for Frederick Brewing’s proprietary brands increased by $1.43 per barrel to $171.43 for the three-month period ended June 30, 2001 from $170.00 for the comparable period in 2000.

          Frederick Brewing packages its brands in bottles and kegs. Assuming the same level of production, an increase in the number of bottles produced and a decrease in the number of kegs produced would contribute to an increase in revenue per barrel because the selling price per equivalent barrel is higher for bottles than for kegs. Keg sales as a percentage of total equivalent barrels of core brands were 31.1% for the three-month period ended June 30, 2001, as compared to 32.8% for the comparable period in 2000. The slight increase in bottles produced for the three-month period ended June 30, 2001 did not have a significant impact on selling price per barrel.

Returns and Allowances

          Product returns and allowances were $39,849 for the three-month period ended June 30, 2001 compared to $62,469 for the comparable period in 2000. The reduction in returns and allowances for the three-month period ended June 30, 2001 can be attributed to the decrease in gross sales and Frederick Brewing’s use of a consistent return and allowance policy for product returns.

Excise Taxes

          State and federal excise taxes were $36,184 for the three-month period ended June 30, 2001 and $44,768 for the comparable period in 2000, representing 4.8% and 5.9% of gross sales, respectively. State excise tax rates and methods of computing taxes vary, depending on where the beer is sold. In some states, such as Maryland and Pennsylvania, the brewer is required to pay the tax; in others, such as Virginia, and also in the District of Columbia, the tax is paid by the purchasing distributor. Frederick Brewing currently pays $7 per barrel federal excise tax on all beer sold within the United States. Excise taxes are charged only upon the sale of Frederick Brewing’s proprietary brands. The decrease in excise taxes paid results from the mix of sales by state and lower volumes of proprietary brands shipped for the three-month period ended June 30, 2001.

Cost of Sales

          For the three-month periods ended June 30, 2001 and 2000, the cost of sales was $785,834, or $149.54 per barrel, and $716,404, or $161.24 per barrel, respectively. Cost of sales was determined using the number of barrels of proprietary brands and co-packed brands shipped by Frederick Brewing for the three-month periods ended June 30, 2001 and 2000. The cost of sales for the three-month period ended June 30, 2001 increased to 116.0% of net sales from 109.3% for the comparable period in 2000. Variable costs were $535,924 or $101.98 per barrel, for the three-month period ended June 30, 2001 compared to $426,804, or $96.06 per barrel, for the comparable period in 2000. Fixed overhead costs for the three-month period ended June 30, 2001 decreased by $39,690 to $249,910 from $289,600 for the comparable period in 2000.

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

          The decrease in cost of sales per barrel for the three-month period ended June 30, 2001 was primarily caused by Frederick Brewing’s cost of goods sold being absorbed over increased barrel shipments, 5,255 barrels for the period ended June 30, 2001 compared to 4,443 barrels for the comparable period in 2000. For the three-month period ended June 30, 2001, Frederick Brewing’s brewing facility operated at a level of 21.0% of plant capacity compared to 17.7% for the comparable period in 2000. Frederick Brewing’s capacity utilization has a significant impact on gross profit. When facilities are operating at their maximum designed production capacities (100,000 barrels designed annual capacity for Frederick Brewing), profitability is favorably affected by spreading fixed operating costs over a larger sales base. Because the actual production level is substantially below the facility’s maximum designed production capacity, gross margins are negatively impacted. This impact is reduced when actual utilization levels increase.

Selling, General and Administrative Expenses and Management Fees

          Selling, general and administrative expenses for the three-month period ended June 30, 2001 decreased $178,918, or approximately 31.6%, to $386,863 from $565,781 for the comparable period in 2000. This decrease was due, in part, to reductions in accounting and legal costs and a reduction in management fees due to SIBG. Effective April 1, 2001, SIBG reduced the monthly management fee owed by Frederick Brewing under the management agreement from $30,000 to $15,000. The management fee was reduced to reflect a decrease in certain management services provided by SIBG. These services are now being provided by Albert W. Spinelli, Frederick Brewing’s Executive Vice President and General Manager, and Andrew W. Tveekrem, Frederick Brewing’s Brewmaster. Mr. Spinelli’s and Mr. Tveekrem’s salaries are paid by Frederick Brewing.

Interest Expense (net)

          Net interest expense increased $21,737, or approximately 13.6%, to $182,017 for the three-month period ended June 30, 2001 compared to $160,280 for the comparable period in 2000. A substantial portion of the interest expense incurred during the three-month period ended June 30, 2001 related to indebtedness incurred by Frederick Brewing in connection with the capital lease of its brewing facility and interest due SIBG for working capital advances under the SIBG note.

Results of Operations

Six Months Ended June 30, 2001 to Six Months Ended June 30, 2000.

Gross Sales

          Gross sales for the six-month periods ended June 30, 2001 and 2000 were $1,451,266 and $1,469,326 respectively, a decrease of $18,060 or 1.2%. Gross sales of Frederick Brewing’s proprietary brands (Blue Ridge, Wild Goose, Brimstone and Hempen) for the six-month periods ended June 30, 2001 and 2000 were $1,207,548 and $1,423,843, respectively, a decrease of $216,295 or 15.2%. The decrease in gross sales of proprietary brands was related to:

•	a reduction in Hempen sales due to management’s decision to phase out these brands;

•	a continuing decrease in the sales of the Blue Ridge brands;

•	reduced orders from distributors due to changes made in 2000 to Frederick Brewing’s distribution agreements with its distributors; and

•	the continuing effects of the sales restructuring efforts and shift in marketing efforts that took place in late 2000 and in the first quarter of 2001.

Gross sales attributable to co-pack fees charged under the production agreement with SIBG for the six-month periods ended June 30, 2001 and 2000 were $243,718 and $45,483, respectively, an increase of $198,235 or 435.8%.

          Total shipped barrels increased to 10,319 barrels for the six-month period ended June 30, 2001 from 8,386 barrels for the comparable period in 2000, an increase of 1,933 barrels or 23.1%. Shipped barrels increased for the six-month period ended June 30, 2001 as a result of an increase in SIBG brands produced under the production agreement with SIBG.

Selling Price Per Barrel

          The average selling price per barrel decreased by $34.57, more than 19.7%, to $140.64 per barrel for the six-month period ended June 30, 2001 from $175.21 for the comparable period in 2000. The decrease in the selling price per barrel was primarily due to a significant increase in barrels shipped under Frederick Brewing’s production agreement with SIBG for the six-month period ending June 30, 2001. In the beer industry, the selling price per barrel for barrels produced under production agreements is typically much lower than the selling price per barrel for brewers’ proprietary brands. Frederick Brewing continues to position its proprietary brands (Wild Goose, Blue Ridge and Brimstone) in the consumer market as high-quality specialty-crafted products. The average selling price per barrel for Frederick Brewing’s proprietary brands increased by $2.93 per barrel to $177.97 for the six-month period ended June 30, 2001 from $175.04 for the comparable period in 2000.

          Frederick Brewing packages its brands in bottles and kegs. Assuming the same level of production, an increase in the number of bottles produced and a decrease in the number of kegs produced would contribute to an increase in revenue per barrel because the selling price per equivalent barrel is higher for bottles than for kegs. Keg sales as a percentage of total equivalent barrels of core brands were 28.3% for the six-month period ended June 30, 2001, as compared to 29.9% for the comparable period in 2000. The slight increase in bottles produced for the six-month period ended June 30, 2001 did not have a significant impact on selling price per barrel.

Returns and Allowances

          Product returns and allowances were $101,603 for the six-month period ended June 30, 2001 compared to $135,884 for the comparable period in 2000. The reduction in returns and allowances for the six-month period ended June 30, 2001 can be attributed to the decrease in gross sales and Frederick Brewing’s use of a consistent return and allowance policy for product returns.

Excise Taxes

          State and federal excise taxes were $66,088 for the six-month period ended June 30, 2001 and $77,752 for the comparable period in 2000, representing 4.6% and 5.3% of gross sales, respectively. State excise tax rates and methods of computing taxes vary, depending on where the beer is sold. In some states, such as Maryland and Pennsylvania, the brewer is required to pay the tax; in others, such as Virginia, and also in the District of Columbia, the tax is paid by the purchasing distributor. Frederick Brewing currently pays $7 per barrel federal excise tax on all beer sold within the United States. Excise taxes are charged only upon the sale of Frederick Brewing’s proprietary brands. The decrease in excise taxes paid results from the mix of sales by state and lower volumes of proprietary brands shipped for the six-month period ended June 30, 2001.

Cost of Sales

          For the six-month periods ended June 30, 2001 and 2000, the cost of sales was $1,511,474, or $146.47 per barrel, and $1,566,523, or $186.80 per barrel, respectively. Cost of sales was determined using the number of barrels of proprietary brands and co-packed brands shipped by Frederick Brewing for the six-month periods ended June 30, 2001 and 2000. The cost of sales for the six-month period ended June 30, 2001 decreased to 117.8% of net sales from 124.7% for the comparable period in 2000. Variable costs were $1,011,836, or $98.06 per barrel, for the six-month period ended June 30, 2001 compared to $968,523, or $115.49 per barrel, for the comparable period in 2000. Fixed overhead costs for the six-month period ended June 30, 2001 decreased by $98,362 to $499,638 from $598,000 for the comparable period in 2000.

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

          The decrease in cost of sales per barrel for the six-month period ended June 30, 2001 was primarily caused by Frederick Brewing’s cost of goods sold being absorbed over an increased barrel shipment, 10,319 barrels for the six-month period ended June 30, 2001 compared to 8,386 barrels for the comparable period in 2000. For the six-month period ended June 30, 2001, Frederick Brewing’s brewing facility operated at a level of 20.6% of plant capacity compared to 16.7% for the comparable period in 2000. Frederick Brewing’s capacity utilization has a significant impact on gross profit. When facilities are operating at their maximum designed production capacities (100,000 barrels designed annual capacity for Frederick Brewing), profitability is favorably affected by spreading fixed operating costs over a larger sales base. Because the actual production level is substantially below the facility’s maximum designed production capacity, gross margins are negatively impacted. This impact is reduced when actual utilization levels increase.

Selling, General and Administrative Expenses and Management Fees

          Selling, general and administrative expenses for the six-month period ended June 30, 2001 decreased $310,696 or approximately 27.0%, to $839,783 from $1,150,479 for the comparable period in 2000. This decrease was due, in part, to reductions in accounting and legal costs and a reduction in management fees due to SIBG. Effective April 1, 2001, SIBG reduced the monthly management fee owed by Frederick Brewing under the management agreement from $30,000 to $15,000. The management fee was reduced to reflect a decrease in certain management services provided by SIBG. These services are now being provided by Albert W. Spinelli, Frederick Brewing’s Executive Vice President and General Manager, and Andrew W. Tveekrem, Frederick Brewing’s Brewmaster. Mr. Spinelli’s and Mr. Tveekrem’s salaries are paid by Frederick Brewing.

Interest Expense (net)

          Net interest expense increased $62,975, or approximately 21.1%, to $362,129 for the six-month period ended June 30, 2001 compared to $299,154 for the comparable period in 2000. A substantial portion of the interest expense incurred during the six-month period ended June 30, 2001 related to indebtedness incurred by Frederick Brewing in connection with the capital lease of its brewing facility and interest due SIBG for working capital advances under the SIBG note.

Liquidity and Capital Resources

          Frederick Brewing has recorded losses from operations since 1993 and has funded its operations primarily from private and public placements of common and preferred stock and, since August 24, 1999, from unsecured working capital advances from SIBG. As of June 30, 2001, Frederick Brewing had a working capital deficit of $6,989,499. Net cash used in operating activities was $870,282 for the three-month period ended June 30, 2001 as compared to $703,293 for the comparable period in 2000. Net cash used in operating activities was $1,282,742 for the six-month period ended June 30, 2001 as compared to $1,283,213 for the comparable period in 2000.

          Net cash used in investing activities was $17,963 for the three-month period ended June 30, 2001,which represented equipment purchases of $17,963 as compared to net cash used in investing activities of $95,318 for the comparable period in 2000. Net cash provided by investing activities was $27,113 for the six-month period ended June 30, 2001, which resulted from a change in restricted cash of $51,071 reduced by equipment purchases of $23,958 as compared to net cash provided by investing activities of $29,324 for the comparable period in 2000.

          Net cash provided by financing activities was $847,058 for the three-month period ended June 30, 2001 representing the utilization of working capital loans from SIBG of $869,884 offset by payments on capital lease and debt obligations of $22,826. Net cash provided by financing activities was $692,659 for the comparable period in 2000. Net cash provided by financing activities was $1,238,492 for the six-month period ended June 30, 2001 representing the utilization of working capital loans from SIBG of $1,274,757 offset by payments on capital lease and debt obligations of $36,265. Net cash provided by financing activities was $1,205,663 for the comparable period in 2000.

          Frederick Brewing’s ability to meet its obligations on a long-term basis is dependent on achieving operating profitability and on generating positive cash flows. To achieve these results, Frederick Brewing continues to work to eliminate or substantially reduce excess brewing capacity. In order to meet its short-term obligations, Frederick Brewing will need to continue to borrow additional amounts from SIBG or from other financing sources. Frederick Brewing currently receives funding for its working capital and other corporate needs under the SIBG note, which is payable on demand and provides that Frederick Brewing may borrow on a revolving basis up to $5,000,000 in principal, subject to certain limitations. As of August 13, 2001, Frederick Brewing owed $6,025,213 to SIBG. This amount includes principal of $5,425,502 and interest of $509,895 due under the SIBG note as well as $89,816 in accounts payable to SIBG for amounts due under the management agreement and the sales and marketing agreement with SIBG and for amounts owed for the monthly real estate maintenance fee related to the lease of the Frederick property. To meet Frederick Brewing’s short-term working capital needs, SIBG may increase the amounts available to Frederick Brewing under the SIBG note. SIBG currently receives funding for Frederick Brewing’s borrowings under the SIBG note from a $5,000,000 line of credit obtained by SIBG from a financial institution (the “SIBG Line of Credit”) on substantially similar terms and from loans aggregating $1,500,000 in principal amount from C. David Snyder (the “Snyder Notes”), which are payable on demand and allow SIBG to borrow on a revolving basis, subject to certain limitations. As of August 13, 2001, there was no availability under the SIBG Line of Credit and no availability under the Snyder Notes. To fund the increased availability to Frederick Brewing under the SIBG note, SIBG may conduct a private equity offering to raise additional funds, if permitted by the lender of the SIBG Line of Credit, or may borrow additional amounts from Mr. Snyder on a case-by-case basis; however, any increased availability under the SIBG note will be limited to the amount of any new funds raised by SIBG or borrowed from Mr. Snyder. Moreover, SIBG, which merged with Crooked River Brewing Company, LLC and Royal Brewing, LLC in 2000 may also utilize some of the funds raised or borrowed by SIBG to fund SIBG’s operations. As a result, some or all of the funds may, in fact, not be available to Frederick Brewing. Furthermore, even though SIBG is owned and controlled by Mr. Snyder, Frederick Brewing’s Chairman and Chief Executive Officer, SIBG may nonetheless have to demand repayment from Frederick Brewing of amounts outstanding under the SIBG note if the financial institution providing funding to SIBG demands repayment under the SIBG Line of Credit or if Mr. Snyder demands repayment of the Snyder Notes. To meet its long-term needs, Frederick Brewing continues to explore obtaining financing arrangements from other sources, including possibly a line of credit secured by Frederick Brewing’s equipment, although no assurances can be given that any such financing arrangements can be obtained and, if obtained, upon what terms such financing would be provided to Frederick Brewing.

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

Provision for Income Taxes

          Frederick Brewing has incurred significant net operating losses during the last several calendar years and additional losses were incurred for the three-month and six-month periods ended June 30, 2001. As a result, no provision for income taxes has been provided for on the Statements of Operations for the three-month and six-month periods ended June 30, 2001 and 2000. As of June 30, 2001, Frederick Brewing has recorded a full valuation allowance against its deferred tax assets.

Certain Factors That May Affect Future Results

          From time to time, information provided by Frederick Brewing, statements by its employees or information included in its filings with the U.S. Securities and Exchange Commission (including those portions of this Management’s Discussion and Analysis that refer to the future) may contain forward-looking statements that are not historical facts. Those statements are “forward-looking” within the meaning of the Private Securities Litigation Reform Act of 1995. When used in this Form 10-QSB, the words “believes,” “anticipates,” “expects,” “intends” and other predictive, interpretive and similar expressions are intended to identify such forward-looking statements. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results of Frederick Brewing to be materially different from expectations expressed or implied by such forward-looking statements. Such factors include, but are not limited to:

•
Going Concern.    The financial statements included in this report have been prepared assuming Frederick Brewing will continue as a going concern. Frederick Brewing has sustained significant recurring operating losses and has significant cash commitments to creditors. These facts raise substantial doubt about Frederick Brewing’s ability to continue as a going concern.

•
Reliance on SIBG and C. David Snyder.    Frederick Brewing’s success continues to significantly depend upon the financial support and contributions of Frederick Brewing’s controlling shareholder, SIBG, and Frederick Brewing’s Chairman and Chief Executive Officer, C. David Snyder:

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

•
In the past, Frederick Brewing obtained funding for operations from borrowings under the SIBG note, which, as of August 13, 2001, has no remaining availability. There can be no assurance that SIBG will be able to increase the amounts available to Frederick Brewing under the SIBG note or that Frederick Brewing will be able to borrow funds from other financing sources to meet its long-term working capital needs. In addition, there can be no assurance that SIBG will not have to demand repayment of the amounts already borrowed under the SIBG note if the financial institution that provides the funding for these loans to SIBG demands repayment from SIBG, or if Mr. Snyder demands repayment of the Snyder Notes from SIBG. If SIBG demands repayment of the SIBG note, there can be no assurance that Frederick Brewing will be able to obtain alternative financing, or if such alternative financing is obtained, there can be no assurance as to the terms of the financing; and

•
SIBG’s ownership of other brands has resulted in the four-year agreement for Frederick Brewing to produce and package the Crooked River, Little Kings and Christian Moerlein brands and may lead to other production agreements to produce and package other SIBG-owned brands. If SIBG terminates the current production agreement with Frederick Brewing and/or determines not to enter into additional production agreements, there can be no assurance that Frederick Brewing will be able to obtain other production contracts, which are needed to increase plant utilization.

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

•
Restructured Sales Force.    Frederick Brewing must substantially increase sales in order to improve its financial performance. Even though Frederick Brewing’s sales force was restructured in 2000, and Frederick Brewing believes its sales force consists of capable, experienced sales persons, no assurances can be given that this new sales force will be successful in selling Frederick Brewing’s brands. Additionally, given the competitive market for qualified sales persons, no assurances can be given that these employees will choose to remain with SIBG and Frederick Brewing, or that if they should choose to leave SIBG and Frederick Brewing, that they can be replaced with equally qualified personnel. A significant turnover in the sales staff could have a material adverse effect on Frederick Brewing’s business.

•
Marketing Strategies.    Frederick Brewing believes that its new off-premise strategy to pursue display activity in chain supermarkets and large, regional beverage stores will increase sales. However, no assurances can be given that this marketing strategy will increase sales if retailers do not utilize the display programs and do not agree to carry more of Frederick Brewing’s products in support of these programs. Moreover, even if retailers support these programs, no assurances can be given that consumers will purchase more of Frederick Brewing’s products as a result.

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

PART II. OTHER INFORMATION

Item 3.    Default Upon Senior Securities

          (b)  The holders of Frederick Brewing’s 8% Cumulative Convertible Preferred Stock, Series A, par value $.01 per share, are entitled to receive $40 per share per annum in dividends, when and if declared by Frederick Brewing’s Board of Directors. These dividends are due and payable quarterly in arrears at a rate of $10 per share. Frederick Brewing has never declared and paid dividends on the Series A stock, and as of June 30, 2001, dividends in arrears totaled $261,900.

Item 6.    Exhibits and Reports on Form 8-K

          a.    Exhibits

          Except as otherwise indicated, the following Exhibits are filed herewith and made a part hereof:

Exhibit No.	Description
10.1	Amendment to Management Agreement, effective as of April 1, 2001, by and between Frederick Brewing Co. and Snyder International Brewing Group, LLC

          b.    Reports on Form 8-K

          None.

FREDERICK BREWING CO.

SIGNATURES

          In accordance with the requirements of the Securities and Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FREDERICK BREWING CO.

Date: August 13, 2001
/s/ C. DAVID SNYDER
By:
C. David Snyder
Chairman of the Board,
Chief Executive Officer and Treasurer

Date: August 13, 2001
/s/ JAMES M. GEHRIG

James M. Gehrig
Chief Financial Officer

FREDERICK BREWING CO.

EXHIBIT INDEX

Exhibit	Description
10.1	Amendment to Management Agreement, effective as of April 1, 2001, by and between Frederick Brewing Co. and Snyder International Brewing Group, LLC