Form 10QSB
period 2001-09-30
FREDERICK BREWING CO
filed 2001-12-26
CIK 926978

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                ----------------
                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT of 1934, For the quarterly period ended September 30, 2001.

                                       or

[ ]    TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT.

                        Commission File Number: 000-27800

                              FREDERICK BREWING CO.
        (Exact Name of Small Business Issuer as Specified in Its Charter)

             Maryland                               52-1769647
  (State or Other Jurisdiction             (I.R.S. Employer Identification No.)
of Incorporation or Organization)

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

Yes [X]    No [ ]

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:


                                               Number of Shares
                                              Outstanding as of
      Title of Each Class                     November 30,  2001
      -------------------                     ------------------
Common Stock, $0.0004 Par Value                    8,596,211


Transitional Small Business Disclosure Format: (check one):    Yes [ ]  No [X]

================================================================================

                              FREDERICK BREWING CO.
                              INDEX TO FORM 10-QSB
                               September 30, 2001

                                                                       PAGE NO.
                                                                       --------

PART I.  FINANCIAL INFORMATION                                                 3

Item 1.  Financial Statements                                                  3

         Balance Sheet (unaudited) September 30, 2001                          3

         Statement of Operations (unaudited) for the three and
           nine months ended September 30, 2001 and 2000                       4

         Statement of Cash Flows (unaudited) for the three and nine months
           ended September 30, 2001 and 2000                                   5

         Notes to Financial Statements (unaudited)                             6

Item 2.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations                                 7

PART II. OTHER INFORMATION                                                    15

Item 3.  Default Upon Senior Securities                                       15

Item 6.  Exhibits and Reports on Form 8-K                                     15

SIGNATURES                                                                    16

PART I.  FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS

                              FREDERICK BREWING CO.
                                  Balance Sheet
                               September 30, 2001
                                   (Unaudited)

                                     ASSETS
Current assets:
        Cash and cash equivalents                                                 $     19,353
        Restricted cash                                                                 12,476
        Trade receivables, net of allowance for doubtful accounts of $31,716            85,811
        Inventories, net                                                               456,907
        Prepaid expenses and other current assets                                       99,568
                                                                                  ------------
          Total current assets                                                         674,115
Property, plant and equipment, net of accumulated depreciation of $2,879,184         4,830,358
Intangibles, net of accumulated amortization of $549,174                                71,376
Goodwill, net of accumulated amortization of $233,035                                  708,426
                                                                                  ------------
          Total assets                                                            $  6,284,275
                                                                                  ============

                     LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
        Current maturities of long-term debt                                      $  5,430,828
        Current portion of capital lease obligation                                     59,378
        Accounts payable                                                             1,373,510
        Accrued liabilities                                                          1,256,052
                                                                                  ------------
          Total current liabilities                                                  8,119,768
Long term debt, net of current portion                                                  69,371
Capital lease obligation, net of current portion                                     2,491,712
                                                                                  ------------
          Total liabilities                                                       $ 10,680,851
                                                                                  ------------
Commitments and Contingencies                                                               --
Stockholders' deficit:
        Preferred Stock - $0.01 par value, 1,000,000 shares authorized;           $    548,512
        cumulative, convertible Series A, 1,455 shares issued and outstanding
        Common Stock - $.0004 par value, 19,000,000 shares authorized; 8,596,211         3,439
        shares issued and outstanding
        Additional paid-in capital                                                  23,861,881
        Accumulated deficit                                                        (28,810,408)
                                                                                  ------------

          Total stockholders' deficit                                             $ (4,396,576)
                                                                                  ------------

          Total liabilities and stockholders' deficit                             $  6,284,275
                                                                                  ============


The accompanying notes are an integral part of these financial statements.

                             FREDERICK BREWING CO.
Statements of Operations For the Three and Nine Months Ended September 30, 2001
                                    and 2000
                                  (Unaudited)



                                                   Three Months Ended   Three Months Ended   Nine Months Ended  Nine  Months Ended
                                                   September 30, 2001   September 30, 2000  September 30, 2001  September 30, 2000
                                                   ------------------   ------------------  ------------------  ------------------
Proprietary Brands Sales                           $         467,281    $          735,473  $        1,674,829  $        2,159,316
Co-Pack Fees                                                 410,062                10,760             653,780              56,243
                                                    ----------------    ------------------  ------------------  ------------------
   Gross sales                                               877,343               697,802             746,233           2,215,559
Less:  returns and allowances, and excise                     85,044                95,013             252,735             308,649
                                                    ----------------    ------------------  ------------------  ------------------
   Net sales                                                 792,299               651,220           2,075,874           1,906,910
Cost of sales                                                824,004               771,227           2,335,478           2,337,750
                                                    ----------------    ------------------  ------------------  ------------------
   Gross loss                                                (31,705)             (120,007)           (259,604)           (430,840)
Selling, general and administrative expense                  399,244               564,790           1,239,027           1,715,269
                                                    ----------------    ------------------  ------------------  ------------------
    Operating loss                                          (430,949)             (684,797)         (1,498,631)         (2,146,109)
Interest expense, net                                        182,258               175,118             544,387             474,272
                                                    ----------------    ------------------  ------------------  ------------------
  Net loss                                          $       (613,207)   $         (859,915) $       (2,043,018)         (2,620,381)
                                                    ================    ==================  ==================  ==================
Net loss per common share:  - basic and
 diluted

  Net loss per common share - basic and diluted     $          (0.07)   $            (0.10)              (0.24) $            (0.30)
                                                    ================    ==================  ==================  ==================
                                                           8,596,211             8,596,211           8,596,211           8,596,211
 Weighted average common shares - basic and diluted ================    ==================  ==================  ==================



The accompanying notes are an integral part of these financial statements.

                             FREDERICK BREWING CO.
Statements of Cash Flows For the Three and Nine Months Ended September 30, 2001
                                    and 2000
                                  (Unaudited)

                                                      Three Months       Three Months           Nine               Nine
                                                          Ended              Ended          Months Ended       Months Ended
                                                      September 30,     September  30,      September 30,      September 30,
                                                          2001               2000               2001               2000
                                                    -----------------  -----------------  -----------------  -----------------

Cash flows from operating activities:
 Net loss                                              $ (613,207)        $ (859,915)      $ (2,043,018)      $ (2,620,381)
 Adjustments to reconcile net loss to net cash
  used in operating activities:
     Depreciation                                         112,210            188,664            336,632            562,893
     Amortization                                          79,342             79,543            238,030            239,523
 Change in operating assets and liabilities:
     Trade receivables                                     83,511             26,038             35,788            (27,866)
     Inventories                                           87,233            (31,193)           (45,865)            71,702
     Prepaid assets                                       (39,892)           (40,991)           (27,248)           (57,103)
     Accounts payable                                     207,468            122,154           (133,603)             4,428
     Accrued liabilities                                   90,519            203,532            363,726            231,423
                                                       ----------         ----------       ------------       ------------

  Net cash provided by (used in) operating                  7,184           (312,168)        (1,275,558)        (1,595,381)
   activities

Cash flows from investing activities:
     Purchase of property and equipment                   (20,275)            (8,024)           (44,233)          (178,005)
     Restricted cash                                            0               (742)            51,071            198,563
                                                       ----------         ----------       ------------       ------------
     Net cash (used in) provided by investing             (20,275)            (8,766)             6,838             20,558
       activities

Cash flows from financing activities:
 Proceeds from debt borrowings                             46,668            345,000          1,321,425          1,575,000
 Payments on capital lease                                (14,224)           (12,698)           (50,489)           (37,035)
                                                       ----------         ----------       ------------       ------------
 Net cash provided by financing activities                 32,444            332,302          1,270,936          1,537,965
                                                       ----------         ----------       ------------       ------------

Net increase (decrease) cash and cash equivalents          19,353             11,368              2,216            (36,858)
Cash and cash equivalents, beginning of period                  0              1,275             17,137             49,501
                                                       ----------         ----------       ------------       ------------
Cash and cash equivalents, end of period               $   19,353         $   12,643       $     19,353       $     12,643
                                                       ==========         ==========       ============       ============


The accompanying notes are an integral part of these financial statements.

                              FREDERICK BREWING CO.
                          Notes to Financial Statements
                               September 30, 2001
                                   (Unaudited)

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

     The accompanying financial statements of Frederick Brewing for the interim periods ended September 30, 2000 include its two former, wholly owned subsidiaries, Wild Goose Brewery, Inc. and Brimstone Brewing Company. Frederick Brewing liquidated these subsidiaries effective as of February 1, 2001. At the time of the liquidation, Frederick Brewing conducted no operations through these subsidiaries; however, Frederick Brewing continues to produce and sell the Wild Goose and Brimstone brands.

2.   Management's Opinion

     In the opinion of Frederick Brewing's management, Frederick Brewing's unaudited financial position as of September 30, 2001 and the results of its operations and cash flows for the interim periods ended September 30, 2001 and the results of its operations and cash flows for the interim periods ended September 30, 2000, reflect all adjustments (consisting only of normal and recurring accruals and other adjustments) necessary to present fairly the results of the interim periods presented. The operating results for the interim periods presented are not necessarily indicative of the results expected for other interim periods within 2001 or for the year ending December 31, 2001. Information relating to the financial position, results of operations and cash flows of Frederick Brewing as of and for the year ended December 31, 2000 may be found in the consolidated financial statements included in Frederick Brewing's Annual Report filed on Form 10-KSB for the year ended December 31, 2000.

3.   Inventories

     Inventories consist of raw ingredients, work in process, packaging materials, finished products and marketing supplies, and are valued at the lower of cost or market. Cost is determined by the first-in, first-out (FIFO) method. Frederick Brewing periodically reviews the age and marketability of its inventory, and provides obsolescence reserves as necessary. Net inventories at September 30, 2001 are as follows:


Raw ingredients                       $  36,918
Work in process                          68,834
Packaging materials                     222,427
Finished goods                           35,786
Marketing supplies                      148,245
                                      ---------
Inventory, gross                        512,210
Reserve for obsolescence                (55,303)
                                      ---------
Inventory, net                        $ 456,907
                                      =========

4.   Net Loss Per Common Share

     Frederick Brewing calculates basic and diluted earnings or loss per share in accordance with Statement of Financial Accounting Standards No. 128, "Earnings Per Share," which requires the presentation of basic earnings or loss per share and diluted earnings or loss per share for all periods presented. Basic per share loss is based on weighted average number of outstanding common shares for the period. Diluted per share loss adjust the weighted average for the potential dilution that could occur if stock options, warrants, or other convertible securities were exercised or converted into common stock. Diluted loss per share equals basic earnings per share for 2001 and 2000 because the effects of such items were anti-dilutive.



Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

     The following is a discussion of the financial condition, changes in financial condition and results of operations of Frederick Brewing for the three and nine month periods ended September 30, 2001 and 2000. This discussion should be read in conjunction with the Management's Discussion and Analysis of Financial Condition and Results of Operations and the Consolidated Financial Statements and Notes thereto included in Frederick Brewing's Form 10-KSB for the fiscal year ended December 31, 2000.


Overview

     For the nine month period ended September 30, 2001, Frederick Brewing's operating losses decreased by $647,478 to $1,498,631 compared to $2,146,109 for the comparable period in 2000. Management attributes the decrease in operating losses to a decrease in operating costs, improved production efficiency and an increase in capacity utilization at its Frederick, Maryland brewery. Management believes that its operating losses will continue to decrease in 2001 due in large part to expected further increases in the capacity utilization rate at Frederick Brewing's brewery. Under the production agreement with Snyder International Brewing Group, LLC ("SIBG"), Frederick Brewing currently brews Crooked River and Christian Moerlein brands and have begun brewing the Little Kings brand in July 2001. For the nine month period ended September 30, 2001, Frederick Brewing had produced 8,741 barrels of SIBG brands and other co-packed brands as compared to 379 barrels for the same period in 2000. Through brewing the Crooked River and Christian Moerlein brands and by adding the Little Kings brand, management expects that Frederick Brewing's annual production will grow to 30,000 barrels and its current capacity utilization will significantly increase. In an effort to further decrease operating losses, management continues to seek other means by which to decrease operating costs and to increase capacity utilization at the Frederick, Maryland facility, including exploring opportunities to enter into additional production agreements with other brewers. No assurance can be given, however, that management's efforts will result in decreased operating losses.

     While Frederick Brewing's total barrels produced in the nine months of 2001 increased by 5,553 barrels to 18,186 barrels from 12,633 barrels produced in the first nine months of 2000, this change is primarily caused by the significant increases in barrels produced by Frederick Brewing under the production agreement with SIBG. Sales of Frederick Brewing's proprietary brands (Blue Ridge, Wild Goose, Brimstone and Hempen) decreased by 2,810 or 22.9% barrels from 12,255 barrels for the nine months of 2000 to 9,445 barrels for the nine months of 2001. A small percentage of this decrease can be attributed to the phasing out of the Hempen brands.

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

     In 2000, in an effort to reduce its distribution costs, Frederick Brewing renegotiated its distributor agreements to reduce depletion allowances, to increase prices charged to distributors and to increase recommended consumer prices and implemented a pre-sell ordering process for all of its products to better forecast finished goods needs. The pricing changes to the distributor agreements initially resulted in smaller orders from distributors and lower consumer sales in some retail channels that were not well suited to carry

Frederick Brewing's higher priced brands. Additionally, a few of Frederick Brewing's brands were identified as under-performing. By identifying these under-performing brands, management believes that it will be able to streamline the brand portfolio and concentrate sales and marketing efforts on the brands that are more likely to succeed. Currently, Wild Goose is Frederick Brewing's best-selling brand. For the period ended September 30, 2001, Wild Goose sales accounted for 72.4% of Frederick Brewing's volume of its proprietary brands, as compared to 64.9% for the same period in 2000. Frederick Brewing's management believes that Wild Goose has the greatest future sales potential of Frederick Brewing's proprietary brands; accordingly, management plans to concentrate its sales and marketing efforts on the Wild Goose brands during the fourth quarter of 2001 and fiscal 2002.

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

     Frederick Brewing Company has been advised that Albert W. Spinelli, Executive Vice President and General Manager, has tendered his resignation from the Company, effective October 31,2001. His responsibilities will be assumed by the staff of SIBG, including the staff of Frederick Brewing Company. Additionally, James M. Gehrig, Chief Financial Officer, will be leaving both Frederick Brewing Company and SIBG, by January of 2002. Mr. Gehrig may provide financial consulting services to both companies in the future.

Results of Operations

Three Months Ended September 30, 2001 to Three Months Ended September 30, 2000.


Gross Sales

     Gross sales for the three months ended September 30, 2001and 2000 were $877,343 and $746,233, respectively, a increase of $131,110 or 17.6%. Gross sales of Frederick Brewing's proprietary brands (Blue Ridge, Wild Goose, Brimstone and Hempen) for the three months ended September 30, 2001 and 2000 were $467,281 and $735,473, respectively, a decrease of $268,192 or 36.4%. The decrease in gross sales of proprietary brands was related to:

    . a reduction in Hempen sales due to management's decision to phase out these brands;
    .  a continuing decrease in the sales of the Blue Ridge brands;
    . reduced orders from distributors due to changes made in 2000 to Frederick Brewing's distribution agreements with its distributors; and
    . the continuing effects of the sales restructuring efforts and shift in marketing efforts that took place in late 2000 and in the first quarter of 2001.

       Gross sales attributable to co-pack fees charged under the production agreement with SIBG for the three months ended September 30, 2001 and 2000 were $410,062 and $10,760, respectively, an increase of $399,302.

     Total shipped barrels increased to 7,458 barrels for the three months ended September 30, 2001 from 4,248 barrels for the comparable period in 2000, an increase of 3,210 barrels or 75.6%. Shipped barrels increased for the period ended September 30, 2001 as a result of an increase in SIBG brands produced under the production agreement with SIBG.



Selling Price Per Barrel

     The average selling price per barrel decreased by $58.03, more than 33.0 %, to $117.64 per barrel for the three months period ended September 30, 2001 from $175.67 for the comparable period in 2000. The decrease in the selling price per barrel was primarily due to a significant increase in barrels shipped under Frederick Brewing's production agreement with SIBG for the three months ending September 30, 2001. Frederick Brewing continues to position its proprietary brands (Wild Goose, Blue Ridge and Brimstone) in the consumer market as high-quality specialty-crafted products. The average selling price for Frederick Brewing's proprietary brands decreased by $2.80 per barrel to $175.67 for the three months ended September 30, 2001 from $178.47 for the comparable period in 2000.

     Frederick Brewing packages its brands in bottles and kegs. Assuming the same level of production, a decrease in the number of bottles produced and an increase in the number of kegs produced would contribute to a decrease in revenue per barrel because the selling price per equivalent barrel is lower for kegs than for bottles. Keg sales as a percentage of total equivalent barrels of core brands were 19.5% for the three months ended September 30, 2001, as compared to 33.5% for the comparable period in 2000.


Returns and Allowances

     Product returns and allowances were $59,567 for the three months ended September 30, 2001 compared to $56,142 for the comparable period in 2000. The reduction in returns and allowances for the period ended September 30, 2001 can be attributed to the decrease in gross sales of proprietary brands and Frederick Brewing's use of a consistent return and allowance policy for product returns.


Excise Taxes

     State and federal excise taxes were $25,477 for the three months ended September 30, 2001 and $38,871 for the comparable period in 2000. State excise tax rates and methods of computing taxes vary, depending on where the beer is sold. In some states, such as Maryland and Pennsylvania, the brewer is required to pay the tax; in others, such as Virginia, and also in the District of Columbia, the tax is paid by the purchasing distributor. Frederick Brewing currently pays $7 per barrel federal excise tax on all beer sold within the United States. Excise taxes are charged only upon the sale of Frederick Brewing's proprietary brands. The decrease in excise taxes paid results from the mix of sales by state and lower volumes of proprietary brands shipped for the period.

Cost of Sales

     For the three months ended September 30, 2001 and 2000, the cost of sales was $824,004, or $110.49 per barrel, and $771,227, or $181.55 per barrel, respectively. Cost of sales was determined using the number of barrels of proprietary brands and co-packed brands shipped by Frederick Brewing for the three-month period ended September 30, 2001 and 2000. The cost of sales for the period ended September 30, 2001 decreased to 104.0% of net sales from 118.4% for the comparable period in 2000. Variable costs were $616,966 or $82.73 per barrel, for the three months ended September 30, 2001 compared to $459,827, or $108.24 per barrel, for the comparable period in 2000. Fixed overhead costs for the period ended September 30, 2001 decreased by $104,362 to $207,038 from $311,400 for the comparable period in 2000.

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

     The decrease in cost of sales per barrel for the three months ended September 30, 2001 was primarily caused by Frederick Brewing's cost of goods sold being absorbed over increased barrel shipments, 7,458 barrels for the three months ended September 30, 2001 compared to 4,248 barrels for the comparable period in 2000. For the three months ended September 30, 2001, Frederick Brewing's brewing facility operated at a level of 29.8% of plant capacity compared to 16.9% for the comparable period in 2000. Frederick Brewing's capacity utilization has a significant impact on gross profit. When facilities are operating at their maximum designed production capacities (100,000 barrels designed capacity for Frederick Brewing), profitability is favorably affected by spreading fixed operating costs over a larger sales base. Because the actual production level is substantially below the facility's maximum designed production capacity, gross margins are negatively impacted. This impact is reduced when actual utilization levels increase.


Selling, General and Administrative Expenses and Management Fees

     Selling, general and administrative expenses for the three months ended September 30, 2001 decreased $165,546, or approximately 29.3%, to $399,244 from $564,790 for the comparable period in 2000. This decrease was due, in part, to reductions in accounting and legal costs and from the partial reduction of management fees to SIBG of $15,000 per month, effective April 1, 2001.



Interest Expense (net)

     Net interest expense increased $7,140, or approximately 4.1%, to $182,258 for the three months ended September 30, 2001 compared to $175,118 for the comparable period in 2000. A substantial portion of the interest expense incurred during the period ended September 30, 2001 related to indebtedness incurred by Frederick Brewing in connection with the lease of its brewing facility and interest due SIBG for working capital advances under the SIBG note.


Results of Operations

Nine Months Ended September 30, 2001 to Nine Months Ended September 30, 2000.


Gross Sales

     Gross sales for the nine months ended September 30, 2001 and 2000 were $2,328,609 and $2,215,559 respectively, an increase of $113,050 or 5.1%. Gross sales of Frederick Brewing's proprietary brands (Blue Ridge, Wild Goose, Brimstone and Hempen) for the nine months ended September 30, 2001 and 2000 were $1,674,829 and $2,159,316, respectively, a decrease of $484,487 or 22.4%. The decrease in gross sales of proprietary brands was related to:

   . a reduction in Hempen sales due to management's decision to phase out these brands;
   . a continuing decrease in the sales of the Blue Ridge brands;
   . reduced orders from distributors due to changes made in 2000 to Frederick
     Brewing's distribution agreements with its distributors; and . the continuing effects of the sales restructuring efforts and shift in marketing efforts that took place in late 2000 and in the first quarter of 2001.

     Gross sales attributable to co-pack fees charged under the production agreement with SIBG for the nine months ended September 30, 2001 and 2000 were $653,780 and $56,243, respectively, an increase of $597,537.

     Total shipped barrels increased to 18,186 barrels for the nine months ended September 30, 2001 from 12,633 barrels for the comparable period in 2000, an increase of 5,553 barrels or 44.0%. Shipped barrels increased for the period ended September 30, 2001 as a result of an increase in SIBG brands produced under the production agreement with SIBG.

Selling Price Per Barrel

     The average selling price per barrel decreased by $47.34, more than 27.0%, to $128.04 per barrel for the nine months ended September 30, 2001 from $175.38 for the comparable period in 2000. The decrease in the selling price per barrel was primarily due to a significant increase in barrels shipped under Frederick Brewing's production agreement with SIBG for the period ending September 30, 2001. Frederick Brewing continues to position its proprietary brands (Wild Goose, Blue Ridge and Brimstone) in the consumer market as high-quality specialty-crafted products. The average selling price for Frederick Brewing's proprietary brands increased by $1.12 per barrel to $177.32 for the nine months ended September 30, 2001 from $176.20 for the comparable period in 2000.

     Frederick Brewing packages its brands in bottles and kegs. Assuming the same level of production, a decrease in the number of bottles produced and an increase in the number of kegs produced would contribute to a decrease in revenue per barrel because the selling price per equivalent barrel is lower for kegs than for bottles. Keg sales as a percentage of total equivalent barrels of core brands were 27.8% for the period ended September 30, 2001, as compared to 28.3% for the comparable period in 2000.


Returns and Allowances

     Product returns and allowances were $161,170 for the nine months ended September 30, 2001 compared to $192,026 for the comparable period in 2000. The reduction in returns and allowances for the period ended September 30, 2001 can be attributed to the decrease in gross sales of proprietary brands and Frederick Brewing's use of a consistent return and allowance policy for product returns.


Excise Taxes

     State and federal excise taxes were $91,565 for the nine months ended September 30, 2001 and $116,623 for the comparable period in 2000. State excise tax rates and methods of computing taxes vary, depending on where the beer is sold. In some states, such as Maryland and Pennsylvania, the brewer is required to pay the tax; in others, such as Virginia, and also in the District of Columbia, the tax is paid by the purchasing distributor. Frederick Brewing currently pays $7 per barrel federal excise tax on all beer sold within the United States. Excise taxes are charged only upon the sale of Frederick Brewing's proprietary brands. The decrease in excise taxes paid results from the mix of sales by state and lower volumes of proprietary brands shipped for the period.

Cost of Sales

     For the nine months ended September 30, 2001 and 2000, the cost of sales was $2,335,478, or $128.42 per barrel, and $2,337,750, or $185.05 per barrel, respectively. Cost of sales was determined using the number of barrels of proprietary brands and co-packed brands shipped by Frederick Brewing for the nine-month periods ended September 30, 2001 and 2000. The cost of sales for the period ended September 30, 2001 decreased to 112.5% of net sales from 122.6% for the comparable period in 2000. Variable costs were $1,628,802 or $89.56 per barrel, for the nine months ended September 30, 2001 compared to $1,427,150, or $112.97 per barrel, for the comparable period in 2000. Fixed overhead costs for the nine months ended September 30, 2001 decreased by $203,924 to $706,676 from $910,600 for the comparable period in 2000.

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

     The decrease in cost of sales per barrel for the nine months ended September 30, 2001 was primarily caused by Frederick Brewing's cost of goods sold being absorbed over an increased barrel shipment, 18,186 barrels for the period ended September 30, 2001 compared to 12,633 barrels for the comparable period in 2000. For the nine months ended September 30, 2001, Frederick Brewing's brewing facility operated at a level of 24.2% of plant capacity compared to 16.8% for the comparable period in 2000. Frederick Brewing's capacity utilization has a significant impact on gross profit. When facilities are operating at their maximum designed production capacities (100,000 barrels designed capacity for Frederick Brewing), profitability is favorably affected by spreading fixed operating costs over a larger sales base. Because the actual production level is substantially below the facility's maximum designed production capacity, gross margins are negatively impacted. This impact is reduced when actual utilization levels increase.

Selling, General and Administrative Expenses and Management Fees

     Selling, general and administrative expenses for the nine months ended September 30, 2001 decreased $476,242 or approximately 27.8%, to $1,239,027 from $1,715,269 for the comparable period in 2000. This decrease was due, in part, to reductions in accounting and legal costs and from the partial reduction of management fees to SIBG of $15,000 per month, effective April 1, 2001.


Interest Expense (net)

     Net interest expense increased $70,115, or approximately 14.8%, to $544,387 for the nine months ended September 30, 2001 compared to $474,272 for the comparable period in 2000. A substantial portion of the interest expense incurred during the period ended September 30, 2001 related to indebtedness incurred by Frederick Brewing in connection with the lease of its brewing facility and interest due SIBG for working capital advances under the SIBG note.


Liquidity and Capital Resources

     Frederick Brewing has recorded losses from operations since 1993 and has funded its operations primarily from private and public placements of common and preferred stock and, since August 24, 1999, from unsecured working capital advances from SIBG. As of September 30, 2001, Frederick Brewing had a working capital deficit of $7,445,653. Net cash provided in operating activities was $7,184 for the three month period ended September 30, 2001 as compared to net cash used of $312,168 for the comparable period in 2000. Net cash used in operating activities was $1,275,558 for the nine month period ended September 30, 2001 as compared to $1,595,381 for the comparable period in 2000.

     Net cash used in investing activities was $20,275 for the three month period ended September 30, 2001,which represented equipment purchases of $26,308 as compared to net cash used in investing activities of $8,766 for the comparable period in 2000. Net cash provided by investing activities was $6,838 for the nine month period ended September 30, 2001, which resulted from a change in restricted cash of $51,071 reduced by equipment purchases of $44,233 as compared to net cash provided by investing activities of $20,558 for the comparable period in 2000.

     Net cash provided by financing activities was $32,444 for the three month period ended September 30,2001 representing the utilization of working capital loans from SIBG of $46,668, offset by payments on capital lease and debt obligations of $14,224. Net cash provided by financing activities was $332,302 for the comparable period in 2000. Net cash provided by financing activities was $1,270,936 for the nine month period ended September 30,2001 representing the utilization of working capital loans from SIBG of $1,321,425, offset by payments on capital lease and debt obligations of $50,489. Net cash provided by financing activities was $1,537,965 for the comparable period in 2000.

     Frederick Brewing's ability to meet its obligations on a long-term basis is dependent on achieving operating profitability and on generating positive cash flows. To achieve these results, Frederick Brewing continues to work to eliminate or substantially reduce excess brewing capacity. In order to meet its short-term obligations, Frederick Brewing will need to continue to borrow additional amounts from SIBG or from other financing sources. Frederick Brewing currently receives funding for its working capital and other corporate needs under the SIBG note, which is payable on demand and provides that Frederick Brewing may borrow on a revolving basis up to $5,000,000 in principal, subject to certain limitations. As of November 30, 2001, Frederick Brewing owed $5,971,906 to SIBG. This amount includes principal of $ 5,402,170 and interest of $569,736 due under the SIBG note. To meet Frederick Brewing's short-term working capital needs, SIBG may increase the amounts available to Frederick Brewing under the SIBG note. SIBG currently receives funding for Frederick Brewing's borrowings under the SIBG note from a $5,000,000 line of credit obtained by SIBG from a financial institution (the "SIBG Line of Credit") on substantially similar terms and from loans aggregating $1,500,000 in principal amount from C. David Snyder (the "Snyder Notes"), which are payable on demand and allow SIBG to borrow on a revolving basis, subject to certain limitations. As of November 30, 2001, there was no availability under the SIBG Line of Credit and no availability under the Snyder Notes. To fund the increased availability to Frederick Brewing under the SIBG note, SIBG may conduct a private equity offering to raise additional funds or may borrow additional amounts from Mr. Snyder on a case-by-case basis; however, any increased availability under the SIBG note will be limited to the amount of any new funds raised by SIBG or borrowed from Mr. Snyder. Moreover, SIBG, which recently merged with Crooked

River Brewing Company, LLC and Royal Brewing, LLC may also utilize some of the funds raised or borrowed by SIBG to fund the Crooked River and Royal Brewing operations. As a result, some or all of the funds may, in fact, not be available to Frederick Brewing if SIBG utilizes those funds. Furthermore, even though SIBG is owned and controlled by Mr. Snyder, Frederick Brewing's Chairman and Chief Executive Officer, SIBG may nonetheless have to demand repayment from Frederick Brewing of amounts outstanding under the SIBG note if the financial institution providing funding to SIBG demands repayment under the SIBG Line of Credit or if Mr. Snyder demands repayment of the Snyder Notes. To meet its long-term needs, Frederick Brewing continues to explore obtaining financing arrangements from other sources, including possibly a line of credit secured by Frederick Brewing's equipment, although no assurances can be given that any such financing arrangements can be obtained and, if obtained, upon what terms such financing would be provided to Frederick Brewing.



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


Provision for Income Taxes

     Frederick Brewing has incurred significant net operating losses during the last several calendar years and additional losses were incurred for the period ended September 30, 2001. As a result, no provision for income taxes has been provided for on the Statements of Operations for the interim periods ended September 30, 2001 and 2000. As of September 30, 2001, Frederick Brewing has recorded a full valuation allowance against its deferred tax assets.


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

  . Reliance on SIBG and C. David Snyder. Frederick Brewing's success continues to significantly depend upon the financial support and contributions of Frederick Brewing's controlling shareholder, SIBG, and Frederick Brewing's Chairman and Chief Executive Officer, C. David Snyder:

          . Under the management agreement and the sales and marketing agreement with SIBG, SIBG provides extensive management and sales and marketing services to Frederick Brewing. The management agreement automatically renewed for another one-year term on August 24, 2000 and the sales and marketing agreement renewed for another one-year term on January 1, 2001; however, if SIBG terminates these agreements, there can be no assurance that Frederick Brewing will be able to attract and hire qualified management and sales and marketing personnel to develop its business and to sell its products;

          . As of November 30, 2001, Frederick Brewing obtained funding for operations from borrowings under the SIBG note, which has no remaining availability. There can be no assurance that SIBG will be able to increase the amounts available to Frederick Brewing under the SIBG note or that Frederick Brewing will be able to borrow funds from other financing sources to meet its long-term working capital needs. In addition, there can be no assurance that SIBG will not have to demand repayment of the amounts already borrowed under the SIBG note if the financial institution that provides the funding for these loans to SIBG demands repayment from SIBG, or if Mr. Snyder demands repayment of the Snyder Notes from SIBG. If SIBG demands repayment of the SIBG note, there can be no assurance that Frederick Brewing will be able to obtain alternative financing, or if such alternative financing is obtained, there can be no assurance as to the terms of the financing; and

          . SIBG's ownership of other brands has resulted in the four-year agreement for Frederick Brewing to produce and package the Crooked River, Little Kings and Christian Moerlein brands and may lead to other production agreements to produce and package other SIBG-owned brands. If SIBG terminates the current production agreement with Frederick Brewing and/or determines not to enter into additional production agreements, there can be no assurance that Frederick Brewing will be able to obtain other production contracts, which are needed to increase plant utilization.

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

  . Restructured Sales Force. Frederick Brewing must substantially increase sales in order to improve its financial performance. Even though Frederick Brewing's sales force was restructured in 2000, and Frederick Brewing believes its sales force consists of capable, experienced sales persons, no assurances can be given that this new sales force will be successful in selling Frederick Brewing's brands. Additionally, given the competitive market for qualified sales persons, no assurances can be given that these employees will choose to remain with SIBG and Frederick Brewing, or that if they should choose to leave SIBG and Frederick Brewing, that they can be replaced with equally qualified personnel. A significant turnover in the sales staff could have a material adverse effect on Frederick Brewing's business.

  . Marketing Strategies. Frederick Brewing believes that its new off-premise strategy to pursue display activity in chain supermarkets and large, regional beverage stores will increase sales. However, no assurances can be given that this marketing strategy will increase sales if retailers do not utilize the display programs and do not agree to carry more of Frederick Brewing's products in support of these programs. Moreover, even if retailers support these programs, no assurances can be given that consumers will purchase more of Frederick Brewing's products as a result.

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


PART II.  OTHER INFORMATION

Item 3.   Default Upon Senior Securities
          ------------------------------

     The holders of Frederick Brewing's 8% Cumulative Convertible Preferred Stock, Series A, par value $.01 per share, are entitled to receive $40 per share annum in dividends, when and if declared by Frederick Brewing's Board of Directors. These dividends are due and payable quarterly in arrears at a rate of $10 per share. Frederick Brewing has never declared and paid dividends on the Series A stock, and as of September 30, 2001, dividends in arrears totaled $276,450.

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

                                 FREDERICK BREWING CO.

Date:  November 30, 2001         By:  /s/ C. David Snyder
                                      -------------------------------------
                                      C. David Snyder
                                      Chairman of the Board,
                                      Chief Executive Officer and Treasurer



Date:  November 30, 2001              /s/ Donald Snyder
                                      -------------------------------------
                                      Donald Snyder
                                      Principal Financial and Accounting Officer

                              FREDERICK BREWING CO.

                                  EXHIBIT INDEX

Exhibit  Description
-------  -----------

None.