Form 10KSB
period 2001-12-31
FREDERICK BREWING CO
filed 2002-05-20
CIK 926978

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

(Mark One)
☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2001.

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF SECURITIES EXCHANGE ACT OF 1934

For the transition period from to .

Commission File Number: 000-27800

FREDERICK BREWING CO.
(Name of Small Business Issuer in Its Charter)

Maryland	52-176947
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

4607 Wedgewood Boulevard Frederick, Maryland	21703
(Address of Principal Executive Offices)	(Zip Code)

(301) 694-7899
(Issuer’s Telephone Number, Including Area Code)

Securities registered under Section 12(b) of the Exchange Act:

None

Securities registered under Section 12(g) of the Exchange Act:

Title of Each Class	Number of Shares Outstanding as of May 1, 2002
Common Stock, $0.0004 Par Value	8,596,211

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☐  No  ☒

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this Form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☐

Issuer’s revenues for its most recent fiscal year: $3,496,539

The aggregate market value of common shares held by non-affiliates as of March 26, 2002: $248,946

Transitional Small Business Disclosure Format (Check one): Yes  ☐  No  ☒

FREDERICK BREWING CO.

PART I.

Item 1.     Description of Business.

Overview

Frederick Brewing Co., which was incorporated and commenced operations in 1993, is a specialty brewer located in Frederick, Maryland. Frederick Brewing brews, kegs and bottles at its brewery in Frederick, Maryland, for wholesale to its 140 independent distributors, more than 20 styles of fresh, full flavored beers under the brand names of “Blue Ridge,” “Wild Goose” and “Brimstone.” Frederick Brewing directs its sales and marketing efforts to the segment of the beer drinking market that is seeking full-bodied, full-flavored beers that are sold at prices considerably higher than those charged for mass-produced American lagers and light lagers. Frederick Brewing’s beers are critically acclaimed and are popular with specialty beer drinkers predominantly located in the Mid-Atlantic region of the United States. Frederick Brewing’s sales have grown from 660 barrels in 1993 to 28,381 barrels in 2001. Of the 28,381 barrels sold in 2001, 13,700 barrels were Frederick Brewing’s proprietary brands and 14,681 barrels related to barrels produced and packaged under production agreements. Management’s long-term goal is to continue to build upon Frederick Brewing’s reputation for brewing excellence and to develop Frederick Brewing into one of the leading brewers of domestic specialty beers in the Mid-Atlantic region.

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

On August 24, 1999, Snyder International Brewing Group, LLC (“SIBG”), an Ohio limited liability company that is predominantly owned and controlled by its Chairman and Chief Executive Officer, C. David Snyder, completed a series of transactions that resulted in SIBG acquiring approximately 51% of the outstanding common stock of Frederick Brewing. SIBG is a holding company that owns a portfolio of beer brands, including Crooked River, Little Kings Cream Ale, Hudy Delight, Hudepohl, Christian Moerlein, Burger, Burger Light and Mount Everest malt liquor. In connection with the SIBG transaction, Frederick Brewing entered into a management agreement whereby SIBG provides to Frederick Brewing administrative, financial, operational and strategic planning services. In addition, effective on August 24, 1999, Frederick Brewing entered into a production agreement with Crooked River Brewing Company, LLC pursuant to which Frederick Brewing has agreed to produce and package draft beer for Crooked River for up to four years. As a result of the July 5, 2000 merger of Crooked River into SIBG, SIBG has replaced Crooked River as a party to this agreement. Frederick Brewing is also currently producing Christian Moerlein under this production agreement and began production of the Little Kings brand at the Frederick Brewing facility in June 2001.

On January 2, 2001, SIBG delivered a letter to the Board of Directors of Frederick Brewing proposing a merger of SIBG into Frederick Brewing, with Frederick Brewing as the surviving corporation. In the proposed merger, SIBG (or its members) would receive a number of shares of the common stock of Frederick Brewing that would result in SIBG (or its members) owning in the aggregate approximately 95% of the outstanding common stock of Frederick Brewing after giving effect to the merger. For various reasons, including C. David Snyder’s dual role as Chairman and Chief Executive Officer of Frederick Brewing and SIBG, Frederick Brewing established a special committee to review the SIBG proposal. The special committee was comprised of David Stith and Glenn Corlett, both outside directors of Frederick Brewing. Mr. Stith acted as chairman of the special committee until his resignation on November 1, 2001. It is expected that the special committee will engage its own legal counsel and financial advisors to assist in the evaluation of the SIBG proposal. Through the date of this filing, no further action has been taken with respect to this transaction.

On October 31, 2001 Albert W. Spinelli, Executive Vice President and General Manager tendered his resignation from the Company. On December 31, 2001 James M. Gehrig, Chief Financial Officer, tendered his resignation from the Company. Effective March 31, 2002 Christopher Livingston, President, Secretary, Director, tendered his resignation from the Company. Additionally, Kirk Larimore, SIBG Senior Vice-President and Director of Sales resigned effective January 31, 2002. These responsibilities have been assumed by the staff of SIBG and Frederick Brewing Company. Also, David L. Stith, Director has resigned effective November 1, 2001.

Management believes these resignations will not have a material impact on Frederick Brewing’s operations, sales, marketing and financial reporting efforts. Currently, Frederick Brewing does not anticipate replacing these people.

On March 25, 2002 Frederick Brewing entered into a production agreement with Stoudt Brewery located in Adamstown, PA. Management believes the production of this brand will add an additional 5,000 barrels to Frederick Brewing’s annual plant production.

The Market Environment

Frederick Brewing competes in the domestic specialty category of the U.S. brewing industry. Management believes that this category currently comprises approximately 5.0% of the $62.5 billion U.S. retail beer market. Domestic specialty beers are distinguished from mass-market domestic beers in that they typically are heavier-bodied and more flavorful, use traditional brewing techniques and ingredients, rather than the corn, rice and other adjuncts and added enzymes used to create the light color and body of mass-market domestic lagers, and are sold to consumers at higher prices than most mass-market domestic beers.

The domestic specialty beer category has expanded overall since its creation in the early 1980’s due to the efforts of innovative, entrepreneurial companies. Beginning in 1997 and continuing through 1998, however, growth in the domestic specialty beer category slowed substantially. According to industry sources, the domestic specialty beer category began to experience growth again in 1999, as the number of barrels shipped industry-wide increased by approximately 3.2%. Industry reports estimate 2000 growth was approximately 3.4% and that 2001 was relatively flat as compared to 2000. Management believes that the focus of the domestic specialty beer category is shifting and that, in this decade, regional specialty breweries whose brands already enjoy some popularity and that have both experienced management and a well-defined marketing approach will be successful.

Management believes that a number of market forces could adversely impact the domestic specialty beer category’s ability to achieve and continue growth. Primary among these forces is the slowing U.S. economy. Frederick Brewing cannot predict consumer purchase behavior toward a premium priced product if there is a sustained recession of the U.S. economy and an accompanying decrease in consumer confidence, spending and income. Additionally, the continued success and the aggressive marketing of import beers could negatively impact future growth of the domestic specialty beer category. Import beers share flavor profiles and competitive price points with domestic specialty beers, and through the substantial marketing efforts of import brewers, many of these beers have achieved substantial sales increases, perhaps at the expense of domestic specialty beers. In addition, some wholesale distributors who had aggressively added many new domestic specialty brands to their portfolios and devoted high levels of effort to promoting those brands, saw declining returns on their investments in marketing and inventory due to increasing competition. Accordingly, these wholesalers began re-allocating their resources to higher volume products (sometimes under pressure from the suppliers of those products).

Products

Frederick Brewing’s product strategy is to produce and sell high-quality, specialty beers. During 2001, Frederick Brewing produced and sold 23 styles of beer under the brand names, “Blue Ridge,” “Wild Goose,” “Brimstone” and “Hempen.” Frederick Brewing continuously evaluates the performance of its brands. In the case of an under-performing brand, Frederick Brewing’s management may elect to discontinue the brand or, if an opportunity exists, to sell the brand.

During 2001, sales of the Hempen brands continued to decline rapidly. Additionally, in 2000 the Bureau of Alcohol Tobacco and Firearms issued an amendment to the labeling laws that would have required Frederick Brewing to change the name of the Hempen products and all related packaging and marketing materials. This cost prohibitive change, coupled with declining sales, led Frederick Brewing to conclude that discontinuing these brands would be the most fiscally prudent course of action. Frederick Brewing has negotiated a use-up allowance with the BATF and continued to sell this product until all raw materials and packaging inventories were exhausted in March 2001.

Trademarks

Frederick Brewing has obtained federal or state registration for a number of trademarks, including “Blue Ridge®,” “Wild Goose®” and “Brimstone Brewing Company®.” Frederick Brewing uses legal counsel to maintain and enforce these trademarks.

Research and Development

Frederick Brewing conducts a limited amount of research activities relating to the development of new products and the improvement of existing products. During 2001, Frederick Brewing’s management implemented and documented new quality, sanitation and lab procedures and analyses to improve the quality and consistency of its beers. Management believes that these procedures and analyses will create considerable gains in product shelf life and stability. The dollar amounts expended by Frederick Brewing during 2001 on development activities and the number of employees engaged in these activities during this time period, however, are not considered to be material in relation to the total business of Frederick Brewing.

Distribution

Frederick Brewing’s beers are sold on an “on-premise” basis in restaurants, bars and sports arenas and on an “off-premise” basis primarily through liquor stores, convenience stores, supermarkets and mass merchants. The beers are marketed and delivered to these retailers by independent beverage distributors. During 2001, Frederick Brewing’s five largest distributors accounted for greater than 47% of Frederick Brewing’s proprietary sales. Frederick Brewing believes that as its sales increase, sales by any one distributor will account for a decreasing percentage of total revenues.

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

During 2000, Frederick Brewing, in an attempt to stabilize a history of price fluctuation within its brand portfolio, renegotiated these distributor agreements to reduce “depletion allowances,” to increase prices charged to distributors and to increase recommended consumer prices. Management believes that these revised terms are more favorable to Frederick Brewing and are closer to industry standards. In 2001, management believes these pricing changes had the following effects:

•	reduced Frederick Brewing’s distributors inventories, which in turn, will reduce the risk of accumulating out of date beer;

•	streamlined Frederick Brewing’s retail channels of distribution to include only those appropriate to sell a premium priced product;

•	maintained and protected Frederick Brewing’s prices and margins at a time when the industry leaders in all categories have successfully implemented price increases; and

•	identified under-performing brands and packages that lack the necessary distributor, retailer and consumer support to demand a premium price.

During 2000, Frederick Brewing also implemented a pre-sell ordering process for all of its products to allow it to better forecast finished goods needs. Accordingly, product orders from distributors are now due to Frederick Brewing by the fifth day of the month preceding delivery. The process of brewing generally takes three to five weeks, after which, the products are packaged for sale in bottles or kegs. Finished products are stored in Frederick Brewing’s warehouse until distributors pick them up or until Frederick Brewing delivers them to the distributors, depending on the distributor agreement. Frederick Brewing charges all freight costs incurred in the delivery of products back to the distributor. In 2001, management believes the pre-sell ordering process allowed Frederick Brewing to maintain proper inventory levels and manage product freshness.

Marketing

During 2001, Frederick Brewing continued shifting its marketing efforts to provide enhanced support to the off-premise retail channels of distribution with emphasis on the national and regional chain store supermarkets, mass merchants and warehouse clubs in the Mid-Atlantic region. This strategy will be continued throughout 2002. Management believes that off-premise retail channels of distribution provide the greatest potential for immediate incremental volume lift. According to industry sources, the chain store segment of the retail channels realized a 5% increase in sales volume in the beer category in 2001, which was the greatest increase of all retail channels. All indicators show that this trend will continue near the same pace for the foreseeable future. Management believes that this dramatic increase is caused by:

•	the aggressive building of new and significantly larger chain stores, and

•	the increased percentage of floor space provided by chain store retailers to the domestic specialty beer category due to the attractive margins domestic specialty beer sales deliver.

Frederick Brewing believes that its products are well suited to being marketed in these chain store environments because Frederick Brewing’s brands offer the uniqueness of regional brands and have reasonable marketing support. Traditional local brewing concerns usually lack the sales staff involvement and sufficient marketing materials to provide adequate support for the brands within the chain store channel of distribution.

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

Frederick Brewing will also continue to provide marketing support to on-premise establishments in the Mid-Atlantic region. Within the Mid-Atlantic region, Frederick Brewing will focus on the critical markets of Baltimore, Maryland, Washington, D.C. and Northern Virginia where exposure to Frederick Brewing’s brands has been eroding due to increased competition and decreased sales and marketing efforts in those areas prior to SIBG’s investment in Frederick Brewing. Frederick Brewing’s on-premise strategy is to increase the number of on-premise establishments that carry its draft products by focusing on current accounts that have the highest sales volume within the Mid-Atlantic region and on national and local chain establishments within this region. Management believes that these chain establishments provide the greatest potential for immediate incremental volume lift. Frederick Brewing plans to provide promotional materials to all of these on-premise establishments to educate customers about Frederick Brewing’s brands and to encourage sampling.

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

Frederick Brewing’s products are packaged in bottles or kegs. In 2001, 77% of Frederick Brewing’s total production was packaged in glass bottles. The remainder of the beer sold was packaged in one-sixth barrel, quarter-barrel and half-barrel stainless steel kegs. Frederick Brewing uses corrugated cardboard boxes and fiberboard boxes for the shipping of its bottles. Even though Frederick Brewing buys all of its bottles and boxes from single sources, Frederick Brewing has not experienced any difficulties in obtaining supply in the past and does not anticipate any shortages in the future. If Frederick Brewing were not able to continue to obtain bottles or boxes from its current suppliers, management believes that it would be able to obtain comparable products elsewhere.

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

Frederick Brewing’s brewery is subject to federal, state and local environmental protection laws and regulations. Management believes that Frederick Brewing is operating within existing laws and regulations or is taking action aimed at assuring compliance with these laws. Various strategies are utilized to help assure this compliance. Frederick Brewing does not expect compliance with such laws and regulations to materially affect Frederick Brewing’s capital expenditures or earnings in 2002.

To meet Frederick County’s wastewater discharge standards, construction of a wastewater treatment system was completed in December 1999 at the Frederick, Maryland brewery. Throughout 2000 and 2001, monthly monitoring of the effluent took place with samples sent to Frederick County and to an independent laboratory for analysis. Management believes that Frederick Brewing has been in compliance with the Frederick County guidelines since this testing began.

Employees

As of March 26, 2002, Frederick Brewing had 18 full-time employees. Under the sales and marketing agreement with SIBG and the management agreement with SIBG, an additional 15 full-time employees provide services to Frederick Brewing.

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

Item 4.     Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of security holders during the three months ending December 31, 2001. Frederick Brewing plans to have an annual meeting of its shareholders during 2002; however, no date has been set for this meeting. Frederick Brewing will notify its shareholders when a date for the 2002 annual meeting of shareholders has been set.

PART II.

Item 5.     Market for Common Equity and Related Shareholder Matters.

(a)  Frederick Brewing’s common stock, par value $0.0004 per share, has traded on the National Association of Securities Dealers Over-The-Counter Bulletin Board since August 5, 1999. The common stock currently trades under the ticker symbol “FRBW” and prior to April 5, 2000, traded under the symbol “BLUE.” Frederick Brewing’s common stock was previously traded on the Nasdaq SmallCap Market, but was delisted on April 21, 1999 for failure to maintain a minimum closing bid price of $1.00 per share. In March 1999, in an effort to boost the stock price to maintain its Nasdaq SmallCap Market listing, Frederick Brewing’s shareholders approved a 1-for-10 reverse stock split of Frederick Brewing’s common stock. From April 22, 1999 through August 4, 1999, Frederick Brewing’s common stock was traded in the Over-The-Counter Market’s “Pink Sheets,” which is operated by the National Quotation Bureau, LLC. The following table shows the price range of high ask and low bid prices per share for Frederick Brewing’s common stock for the fiscal years ending December 31, 2001 and 2000, on a quarterly basis as reported on the Nasdaq SmallCap Market, the Pink Sheets and the Over-The-Counter Bulletin Board, as the case may be. The prices below also reflect inter-dealer prices, without retail mark-up, mark-down or commissions and may not represent actual transactions.

	2001		2000
	High Ask	Low Bid	High Ask	Low Bid
First Quarter	$0.380	$0.090	$0.875	$0.313
Second Quarter	0.190	0.050	0.688	0.281
Third Quarter	0.190	0.050	0.375	0.250
Fourth Quarter	0.190	0.040	0.500	0.094

(b)  The number of record shareholders of Frederick Brewing’s common stock at May 9, 2002 was approximately 851. Frederick Brewing believes that it has significantly more than 851 beneficial holders of its common stock.

(c)  Frederick Brewing paid no dividends on its common stock during the fiscal years ending December 31, 2001 and 2000. The terms of Frederick Brewing’s 8% Cumulative Preferred Stock, Series A, prohibit Frederick Brewing from paying dividends on its common stock until all dividends due on the Series A Preferred have been declared and paid. The Series A Preferred shareholders are entitled to receive $40 per share per year in dividends, when and if declared by Frederick Brewing’s Board of Directors. Frederick Brewing has never declared and paid dividends on the Series A Preferred, and as of December 31, 2001, dividends in arrears on the Series A Preferred totaled $291,000. In light of these restrictions, Frederick Brewing does not anticipate paying dividends on its common stock in the foreseeable future.

Item 6.     Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following is a discussion of the financial condition, changes in financial condition and results of operations of Frederick Brewing for the twelve months ended December 31, 2001 and 2000. The following selected financial data and Management’s Discussion and Analysis of Financial Conditions and Results of Operations should be read in conjunction with Frederick Brewing’s 2000 and 2001 financial statements and the notes thereto, included elsewhere in this Form 10-KSB.

Overview

For fiscal year ended December 31, 2001, Frederick Brewing’s net loss decreased by $3,141,939 from fiscal year 2000. Management attributes the decrease in operating loss to a decrease in operating costs, improved production efficiency, increases in co-pack revenue at its Frederick, Maryland brewery and a $2,015,000 charge for impairment of long-lived assets recorded in 2000. Management believes that its operating loss will continue to decrease in 2002 due in large part to an expected increase in the capacity utilization rate at Frederick’s brewery. Under the production agreement with SIBG, Frederick Brewing currently brews Crooked River and Christian Moerlein brands and began brewing the Little Kings brand in June 2001. Under the production agreement with Stoudt Brewery, Frederick Brewing began brewing Stoudt’s brands in May 2002. Management expects that by adding these brands, Frederick Brewing’s annual production will grow to over 40,000 barrels and its current capacity utilization will significantly increase by the end of 2002. In an effort to further decrease operating losses, management continues to seek other means by which to decrease operating costs and to increase capacity utilization at the Frederick, Maryland facility, including exploring opportunities to enter into additional production agreements with other brewers. No assurance can be given, however, that management’s efforts will result in decreased operating losses.

Management attributes the increase in gross sales in 2001 to the production agreement with SIBG. During the second half of 2001 Frederick Brewing began production of the Little Kings brand. The sales recorded under the production agreement with SIBG amounted to approximately $1,045,000 in 2001 as compared to approximately $122,000 in 2000.

In 2000, in an effort to reduce its distribution costs, Frederick Brewing renegotiated its distributor agreements to reduce depletion allowances and implemented a pre-sell ordering process for all of its products to better forecast finished goods needs. In 2001, the pre-sell ordering process allowed Frederick Brewing to better maintain proper inventory levels and manage product freshness. Also, the reduction in the depletion allowances resulted in improved cash flow due to the reduction in discrepancies between the wholesaler and Frederick Brewing.

In late 2000, Frederick Brewing shifted its marketing efforts to provide enhanced support to the off-premise retail channels of distribution with emphasis on the national and regional chain store supermarkets, mass merchants and warehouse clubs in the Mid-Atlantic region. Frederick Brewing also plans to provide continued marketing support to the more traditional on-premise distribution channel in 2002. Moreover, management plans to continue to direct its sales force to work closely with the distributor network to establish and measure quarterly goals and performance.

Management believes that these recently implemented changes in Frederick Brewing’s distribution and marketing strategy and improvements in its sales force will have a positive impact on the sales of its products in 2002; however, due to, among other things, market forces, management’s ability to predict future sales is limited. Frederick Brewing’s products compete in the domestic specialty beer category of the U.S. brewing industry. This market is highly competitive due to the large number of domestic specialty brewers and market share gains achieved by import beers. Sales in this market generally reflect a degree of seasonality with the second and third quarters reflecting stronger sales than the rest of the year. In addition, demand for Frederick Brewing’s products is subject to changes in consumers’ tastes.

Until Frederick Brewing can achieve operating profitability, it will need to borrow additional amounts from SIBG or other financing sources. Frederick Brewing has no availability remaining under the SIBG note. To meet Frederick Brewing’s short-term working capital needs, SIBG may increase the amounts available to Frederick Brewing under the SIBG note. To fund this increased availability, SIBG may conduct a private equity offering to raise additional funds and/or C. David Snyder may agree to lend additional funds to SIBG on a case-by-case basis. No assurances can be given, however, that SIBG will be able to raise additional funds or that C. David Snyder will lend additional funds to SIBG and that SIBG will subsequently lend such amounts to Frederick Brewing. To meet its long-term needs, Frederick Brewing continues to explore potential financing arrangements with other sources, including a possible line of credit secured by Frederick Brewing’s equipment. No assurances, however, can be given that any such financing arrangements will be obtained and, if obtained, upon what terms such financing would be provided to Frederick Brewing.

Results of Operations

Gross Sales

Gross sales in 2001 and 2000 were $3,496,539 and $3,112,057, respectively, an increase of $384,482 or 12.4%. Shipped barrels increased to 28,381 barrels in 2001 from 18,111 barrels in 2000, an increase of 10,270 barrels or 56.7%. The sales and shipped barrels volume increases were related to the increased production of the Crooked River and Little King brands sold under the production agreement with SIBG. In 2001, Frederick Brewing’s proprietary brands represented 13,700 barrels as compared to 16,652 barrels in 2000, a decrease of 2,952 barrels or 17.7%. Proprietary revenues were $2,451,184 in 2001 and $2,989,183 in 2000, a decrease of $537,999 or 18.0%. Co-pack barrels represented 14,681 barrels sold in 2001 as compared to 1,459 barrels in 2000. Additionally, co-pack revenue was $1,045,355 in 2001 as compared to $122,874 in 2000, an increase of $922,481 or 750.8%.

Selling Price Per Barrel

The selling price per proprietary barrel decreased by $.62, or .3%, to $178.94 per barrel for 2001 from $179.56 for 2000. However, the selling price per total barrels decreased by $48.63, or 28.3%, to $123.20 per barrel for 2001 from $171.83 for 2000. The decrease in the selling price per total barrels was primarily due to the co-pack barrels accounting for approximately 51.7% of total barrels sold in 2001 as compared to 8.1% in 2000. The additional co-pack revenues mainly assist in covering fixed costs.

Returns and Allowances

Product returns and allowances were $162,046 (6.6% of Frederick proprietary sales) in 2001 versus $322,893 (10.8% of Frederick proprietary sales) in 2000. The decrease in returns and allowances is primarily due to a significant change in Frederick Brewing’s depletion allowance program and the increase in co-pack revenue. Product returns and allowances relate to Frederick Brewing’s proprietary brands.

Excise Taxes

State and federal excise taxes were $128,923 in 2001 and $155,448 in 2000, representing 3.7% and 5.0% of gross sales, respectively. State excise tax rates and methods of computing taxes vary, depending on where the beer is sold. In some states, such as Maryland and Pennsylvania, the brewer is required to pay the tax; in others, such as Virginia and also in the District of Columbia, the tax is paid by the purchasing distributor. Frederick Brewing currently pays $7 per barrel federal excise tax on all beer sold within the United States. The decrease in excise taxes paid in 2001 results from the mix of sales by state, lower volumes shipped of Frederick’s proprietary brands in 2001 and the increase in co-pack revenues.

Cost of Sales

For 2001 and 2000, the cost of sales was $3,352,798 or $118.14 per barrel, and $3,223,407, or $177.98 per barrel, respectively. The cost of sales for 2001 decreased to 104.6% of net sales from 122.4% for 2000. Variable costs were $1,944,825, or $68.26 per barrel, for 2001 and $2,004,260, or $110.67 per barrel, for 2000. Fixed overhead costs for 2001 increased by $188,826, or approximately 15.5%, to $1,407,973 from $1,219,147 for 2000.

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

The increase in fixed overhead costs for 2001 was primarily due to the production agreement with SIBG. Frederick Brewing’s cost of goods sold per barrel decreased primarily due to costs being absorbed over an increased amount of barrels shipped, 28,381 barrels in 2001, compared to 18,111 barrels in 2000. The increase in barrels shipped was primarily due to the production of the Crooked River, Christian Moerlein and Little Kings brands. For 2001, Frederick Brewing’s brewing facility operated at a level of 28.4% of plant capacity compared to 18.1% in 2000. Frederick Brewing’s capacity utilization has a significant impact on gross profit. When facilities are operating at their maximum designed production capacities (100,000 barrels designed capacity for Frederick Brewing), profitability is favorably affected by spreading fixed operating costs over a larger sales base. Because the actual production level is substantially below the facility’s maximum designed production capacity, gross margins are negatively impacted. This impact is reduced when actual utilization levels increase.

Selling, General and Administrative Expenses and Management Fees

SG&A expenses for 2001 decreased $799,745, or approximately 32.0%, to $1,698,430 from $2,498,175 for 2000. This decrease was due, in part, to:

•	a significant decrease in consulting and former executive officers’ compensation;

•	a reduction in depreciation and amortization expense resulting from the charge of $2,015,000 for the impairment of long-lived assets in 2000;

•	a reduction in advertising costs;

•	a reduction in management fees charged by SIBG;

•	a reduction in professional costs due to change in accountants; and

•	a general reduction in overall general and administrative costs compared to 2000

Impairment of Long Lived Assets

Impairment of long-lived assets for 2000 resulted in a charge of $2,015,000. In 2000, Frederick Brewing’s management determined, based on an estimate of future undiscounted cash flows, that certain long-lived assets were impaired. The fair value of the equipment and leasehold improvements was determined based upon estimated future cash flows and an independent appraisal obtained by Frederick Brewing. As a result, Frederick Brewing wrote down $2,015,000 of long-lived assets, consisting of $1,824,000 of machinery and equipment and $191,000 of leasehold improvements.

Interest Expense (Net)

Net interest expense increased $49,889, or approximately 7.3%, to $730,719 for 2001 from $680,830 for 2000. A substantial portion of the interest expense incurred during 2001 related to indebtedness incurred by Frederick Brewing in connection with its lease of the brewing facility, which is accounted for as a capital lease, and interest due SIBG for working capital advances.

Liquidity and Capital Resources

Frederick Brewing has recorded losses from operations since 1993 and has funded its operations primarily from private and public placements of common and preferred stock and, since August 24, 1999, from unsecured working capital advances from SIBG. As of December 31, 2001, Frederick Brewing had a working capital deficit of $7,775,748. Net cash used for operating activities was $1,407,429 in 2001 as compared to $1,669,081 in 2000.

Net cash provided by investing activities was $17,476 in 2001, which resulted from a change in restricted cash of $51,071, proceeds from the sale of equipment of $7,500 and reduced by equipment purchases of $41,095 as compared to net cash provided by investing activities of $46,696 in 2000.

Net cash provided by financing activities was $1,389,385 in 2001 representing the utilization of working capital loans from SIBG of $2,403,613 offset by payments on debt and capital lease obligations of $1,014,228. Net cash provided by financing was $1,590,021 in 2000.

Frederick Brewing’s ability to meet its obligations on a long-term basis is dependent on achieving operating profitability and on generating positive cash flows. To achieve these results, Frederick Brewing continues to work to eliminate or substantially reduce excess brewing capacity. In order to meet its short-term obligations, Frederick Brewing will need to continue to borrow additional amounts from SIBG or from other financing sources. Frederick Brewing currently receives funding for its working capital and other corporate needs under the SIBG note, which is payable on demand and provides that Frederick Brewing may borrow on a revolving basis up to $5,000,000 in principal amount, subject to certain limitations. As of May 16, 2002, Frederick Brewing owed $6,755,128 to SIBG. This amount includes principal and interest due under the note as well as amounts due under the management agreement and the sales and marketing agreement with SIBG and for amounts owed for the monthly real estate maintenance fee related to the lease of the Frederick property. To meet Frederick Brewing’s short-term working capital needs, SIBG may increase the amounts available to Frederick Brewing under the SIBG note. SIBG currently receives funding for Frederick Brewing’s borrowings under the SIBG note from a $5,000,000 line of credit obtained by SIBG from a financial institution (the “SIBG Line of Credit”) on substantially similar terms and from loans aggregating $1,500,000 in principal amount from C. David Snyder (the “Snyder Notes”), which are payable on demand and allow SIBG to borrow on a revolving basis, subject to certain limitations. As of May 9, 2002, there was no availability under the SIBG Line of Credit and no availability under the Snyder Notes. To fund the increased availability to Frederick Brewing under the SIBG note, SIBG may conduct a private equity offering to raise additional funds or may borrow additional amounts from Mr. Snyder on a case-by-case basis; however, any increased availability under the SIBG note will be limited to the amounts of any new funds raised by SIBG or borrowed from Mr. Snyder. Moreover, SIBG, which recently merged with Crooked River and Royal Brewing, LLC, may also utilize some of the funds raised or borrowed by SIBG to fund the Crooked River and Royal Brewing operations. As a result, some or all of the funds raised or borrowed by SIBG may, in fact, not be available to Frederick Brewing if SIBG utilizes those funds. Furthermore, even though SIBG is owned and controlled by Mr. Snyder, Frederick Brewing’s Chairman and Chief Executive Officer, SIBG may nonetheless have to demand repayment from Frederick Brewing of amounts outstanding under the SIBG note if the financial institution providing funding to SIBG demands repayment under the SIBG Line of Credit or if Mr. Snyder demands repayment of the Snyder Notes. To meet its long-term needs, Frederick Brewing continues to explore obtaining financing arrangements from other sources, including possibly a line of credit secured by Frederick Brewing’s equipment, although no assurances can be given that any such financing arrangements can be obtained and, if obtained, upon what terms such financing would be provided to Frederick Brewing.

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

Provision for Income Taxes

Frederick Brewing has incurred net operating losses during both 2001 and 2000, and no net provisions for income taxes have been provided for on the Consolidated Statements of Operations, since a full valuation allowance has been recorded against its net deferred tax assets.

Certain Factors That May Affect Future Results

From time to time, information provided by Frederick Brewing, statements by its employees or information included in its filings with the U.S. Securities and Exchange Commission (including those portions of this Management’s Discussion and Analysis that refer to the future) may contain forward-looking statements that are not historical facts. Those statements are “forward-looking” within the meaning of the Private Securities Litigation Reform Act of 1995. When used in this Form 10-KSB, the words “believes,” “anticipates,” “expects,” “intends” and other predictive, interpretive and similar expressions are intended to identify such forward-looking statements. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results of Frederick Brewing to be materially different from expectations expressed or implied by such forward-looking statements. Such factors include, but are not limited to:

•
Going Concern.    The financial statements included in this report have been prepared assuming Frederick Brewing will continue as a going concern. Frederick Brewing has sustained significant recurring operating losses, has significant cash commitments to creditors and a significant deficit in working capital. These facts raise substantial doubt about Frederick Brewing’s ability to continue as a going concern.

•
Reliance on SIBG and C. David Snyder.    Frederick Brewing’s success continues to significantly depend upon the financial support and contributions of Frederick Brewing’s controlling shareholder, SIBG and Frederick Brewing’s Chairman and Chief Executive Officer, C. David Snyder:

•
Under the management agreement with SIBG and the sales and marketing agreement with SIBG, SIBG provides extensive management and sales and marketing services for Frederick Brewing. The management agreement automatically renewed for another one-year term on August 24, 2001, and the sales and marketing agreement automatically renewed for another one-year term on January 1, 2002; however, if SIBG terminates these agreements, there can be no assurance that Frederick Brewing will be able to attract and hire qualified management and sales and marketing personnel to develop its business and to sell its products;

•
Frederick Brewing obtains funding for operations from borrowings under the SIBG note. As of May 9, 2002, there was no availability remaining under the SIBG note. There can be no assurance that SIBG will be able to increase the amounts available to Frederick Brewing under the SIBG note, and there can be no assurance that Frederick Brewing will be able to borrow funds from other financing sources to meet its short- and long-term working capital needs. In addition, there can be no assurance that SIBG will not have to demand repayment of the amounts already borrowed under the SIBG note if the financial institution that provides the funding for these loans to SIBG demands repayment from SIBG, or if C. David Snyder demands repayment of the Snyder Notes from SIBG. If SIBG demands repayment of the SIBG note, there can be no assurance that Frederick Brewing will be able to obtain alternative financing, or if such alternative financing is obtained, there can be no assurance as to the terms of the financing; and

•
SIBG’s ownership of other brands has resulted in the four-year agreement for Frederick Brewing to produce and package the Crooked River and Christian Moerlein brands and may lead to other production agreements to produce and package other SIBG-owned brands. If SIBG terminates the current production agreement with Frederick Brewing and/or determines not to enter into additional production agreements, there can be no assurance that Frederick Brewing will be able to obtain other production contracts, which are needed to increase plant utilization.

•
Potential Out-Of-Code Production Loss.    Frederick Brewing accrued $350,000 during 1999 for a potential loss related to allegedly out-of-code product that was exported to, and is currently warehoused in, a non-U.S. market. Frederick Brewing’s management is continuing to review the situation and is in discussions with the relevant authorities in the non-U.S. markets. However, because all arrangements regarding this product were made by former management and, at this point, much information regarding this situation is still unknown, the potential amount of this loss is difficult to predict.

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

•
Decrease in Industry Growth.    Beginning in 1997, the overall sales growth of domestic specialty brewers slowed substantially. Even though certain industry sources indicate that, since 1999, this trend has been reversing, there can be no assurance that the decrease in sales growth of domestic specialty brewers that previously occurred will not reoccur, which would have a material adverse effect on Frederick Brewing’s financial condition and results of operations. Moreover, even if the domestic specialty beer category experiences growth in 2002 and beyond, no assurance can be given that Frederick Brewing will be in a position to take advantage of such growth.

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

Item 7.     Financial Statements.

See Page F-1 for Financial Statements.

Item 8.     Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Reference is made to Frederick Brewing’s Current Report on Form 8-K, reporting under Item 4, filed March 5, 2001, which described change in Frederick Brewing’s accountants and the basis for such change.

PART III.

Item 9.     Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

As of December 31, 2001, the following individuals were directors or officers of Frederick Brewing:

Name	Age	Position	Since

C. David Snyder	49	Chairman, Chief Executive Officer,Treasurer	August 24, 1999

Christopher J. Livingston	39	President, Secretary, Director	August 24, 1999

Glenn E. Corlett	58	Director	October 1, 1999

Mr. Snyder, prior to joining Frederick Brewing in 1999, was the Chairman and Chief Executive Officer of Realogic, Inc., a technology consulting business that Mr. Snyder started in 1993. Mr. Snyder currently also serves as Chief Executive Officer and Chairman of SIBG.

Mr. Livingston, prior to joining Frederick Brewing in 1999, served as the Senior Vice President of LaSalle Partners, a commercial real estate business, from July 1993 until September 1998. As Senior Vice President, Mr. Livingston was responsible for the mid-west territory of the commercial leasing division. Mr. Livingston recently resigned as the President of SIBG.

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

Based solely on Frederick Brewing’s review of the copies of report forms received by Frederick Brewing reporting persons, Frederick Brewing believes that all filing requirements applicable to its current directors, officers and persons who own more than 10% of a registered class of Frederick Brewing’s equity securities have been timely complied with in accordance with Section 16(a) of the Exchange Act during fiscal year 2001, except that a report on Form 3 reporting the hiring of Albert W. Spinelli as Vice President of Operations on April 3, 2000 was filed on March 21, 2001.

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

TABLE 1

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Annual Compensation		Other Annual Compensation($)
		Salary($)	Bonus($)
C. David Snyder Chairman, Chief Executive Officer and Treasurer(1)	2001 2000	0 0	0 0	0 0

(1)
Mr. Snyder receives compensation directly from SIBG. In 1999, Frederick Brewing entered into a management agreement with SIBG whereby SIBG provides administrative, financial, operational, marketing and strategic planning services to Frederick Brewing. Under this agreement, Frederick Brewing paid SIBG $30,000 per month through March 2001 and $15,000 per month thereafter for these services to Frederick Brewing. For the fiscal year ended December 31, 2001, Frederick Brewing was charged by SIBG an aggregate of $225,000 for these services.

Compensation of Directors

Frederick Brewing reimburses its directors for out-of-pocket expenses incurred in traveling to board meetings. In addition, under the Non-Employee Directors’ Stock Option Plan, non-employee directors are entitled to receive, on the date of each annual meeting of Frederick Brewing’s shareholders, an automatic grant of non-qualified stock options to purchase 2,000 shares of Frederick Brewing’s common stock. The exercise price of each option is the fair market value of a share of Frederick Brewing’s common stock on the date of the grant. In 2001, no options were granted to the non-employee directors under this Plan.

Item 11.     Security Ownership of Certain Beneficial Owners and Management.

The following table gives the number of shares of Frederick Brewing’s common stock beneficially owned as of May 9, 2002 by: (1) each person who is known by Frederick Brewing to be the beneficial owner of more than 5% of the shares of its common stock; (2) the directors and named executive officers individually; and

(3) the directors and named executive officers as a group. The address for all directors and executive officers of Frederick Brewing is 4607 Wedgewood Blvd., Frederick, Maryland 21703.

Name and Address of Beneficial Owner	Shares Beneficially Owned		Percent of Class

Snyder International Brewing Group, LLC Baker Building, Suite 200 1940 East 6th Street Cleveland, Ohio 44114	4,447,104	(1)(2)	51.7%

Cede & Co. Bowling Green Station New York, New York 10004	1,879,586	(3)	21.9%

Balmore Funds S.A. Trident Chambers Road Town Tortola, British Virgin Islands	709,283	(3)	8.3%

Austost Anstalt Schaan Lichenstein Landstrasse 163 7440 Fuerstennim France	703,833	(3)	8.2%

C. David Snyder	4,447,104	(4)	51.7%

Christopher J. Livingston	4,447,104	(5)	51.7%

Glenn E. Corlett	0		0.0%

All directors and named executive officers as a group (3 persons)	4,447,104		51.7	%(6)

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

(3)	Based on a review of Frederick Brewing’s stock transfer agent’s records as of May 1, 2002.
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

Change in Control

In connection with the SIBG Line of Credit, SIBG has pledged all of its shares of Frederick Brewing as security for this line of credit. If there is a default under the SIBG Line of Credit, the lender will have the right to obtain ownership of SIBG’s shares of Frederick Brewing. Pursuant to the demand promissory note with SIBG, Frederick Brewing had borrowed approximately $6.2 million from SIBG for the fiscal year ended December 31, 2001.

Item 12.     Certain Relationships and Related Transactions.

Frederick Brewing currently leases its operating facilities from Blue II, which is wholly-owned by SIBG. SIBG owns 51.7% of the common stock of Frederick Brewing and is controlled and predominantly owned by C. David Snyder, Frederick Brewing’s Chairman and Chief Executive Officer. The lease is recorded and accounted for as a capital lease in accordance with Statement of Financial Accounting Standards No. 13 “Accounting for Leases.” Total payments made to Blue II pursuant to this lease were approximately $350,000 for the fiscal year ended December 31, 2001. In addition, SIBG also charges Frederick Brewing a monthly real estate maintenance fee of $3,000. For the year ended December 31, 2001, Frederick Brewing was charged $36,000 in the aggregate for this fee.

Effective August 24, 1999, Frederick Brewing executed a demand promissory note in favor of SIBG that enables Frederick Brewing to borrow from SIBG on a revolving basis up to $5.0 million in aggregate principal amount subject to terms mutually agreeable to SIBG and Frederick Brewing and subject to availability under the SIBG Line of Credit and the Snyder Notes. Currently, SIBG also borrows under the SIBG Line of Credit and the Snyder Notes. As of December 31, 2001, borrowings under the SIBG Line of Credit totaled $5.0 million, of which approximately $3.9 million consisted of borrowings by Frederick Brewing. As of December 31, 2001, borrowings under the Snyder Notes totaled $1.4 million of which approximately $488,500 consisted of borrowings by Frederick Brewing. As of December 31, 2001, under the SIBG note, Frederick Brewing owed $6,162,529 in principal, interest and amounts owed under the management agreement, the sales and marketing agreement and for amounts owed for the monthly real estate maintenance fee. In 1999, the SIBG note was unanimously approved by the members of the Frederick Brewing board who were not members, officers or directors of, or otherwise affiliated with, SIBG or Crooked River.

Effective August 24, 1999, Frederick Brewing entered into a one-year management agreement with SIBG, which automatically renewed in 2001, whereby SIBG provides to Frederick Brewing administrative, financial, operational, marketing and strategic planning services. Under this agreement, Frederick Brewing was charged by SIBG $30,000 per month through March 2001, and $15,000 per month thereafter for these services. For the fiscal year ended December 31, 2001 Frederick Brewing was charged $225,000 in the aggregate by SIBG for these services. In 1999, this agreement was unanimously approved by those members of the Frederick Brewing board who were not members, officers or directors of, or otherwise affiliated with, SIBG or Crooked River.

Effective August 24, 1999, Frederick Brewing entered into a production agreement with Crooked River (now SIBG) pursuant to which Frederick Brewing agreed to produce and package draft beer for Crooked River for up to four years, which includes automatic renewals. Crooked River merged with SIBG on July 5, 2000, and SIBG is controlled and predominantly owned by C. David Snyder, Frederick Brewing’s Chairman and Chief Executive Officer. For the fiscal year ended December 31, 2001, amounts charged to SIBG by Frederick Brewing under this agreement totaled approximately $1,045,000. In 1999, this agreement was unanimously approved by those members of the Frederick Brewing board who were not members, officers or directors of, or otherwise affiliated with, SIBG or Crooked River.

Effective January 1, 2000, Frederick Brewing entered into a one-year sales and marketing agreement with SIBG, which automatically renewed in 2001, pursuant to which all of Frederick Brewing’s sales personnel became employees of SIBG as part of an effort to, among other things, increase sales of Frederick Brewing’s brands by taking advantage of the distribution networks established by SIBG for its brands. Under this agreement, Frederick Brewing pays SIBG $29,908 per month for these services. For the fiscal year ended December 31, 2001, Frederick Brewing was charged $358,896 by SIBG for these services.

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

10.3	Transition Agreement, dated August 24, 1999, by and between Kevin E. Brannon and Frederick Brewing Co.(10)

10.4	Transition Agreement, dated August 24, 1999, by and between Marjorie A. McGinnis and Frederick Brewing Co.(10)

10.5	Settlement Agreement, dated August 24, 1999, by and between First Union National Bank and Signet Bank(10)

10.6	Settlement Agreement, dated August 19, 1999, by and among U.S. Small Business Administration, Snyder International Brewing Group, LLC and Frederick Brewing Co.(10)

10.7	Production Agreement, dated as of August 24, 1999, by and between Crooked River Brewing Company, LLC (now SIBG) and Frederick Brewing Co.(11)

10.8	Management Agreement, dated as of August 24, 1999, by and between Snyder International Brewing Group, LLC and Frederick Brewing Co.(11)*

10.9	Demand Promissory Note, dated August 30, 1999, by Frederick Brewing Co. in favor of Snyder International Brewing Group, LLC(11)

10.10	Lease Agreement and Option to Purchase, dated July 17, 1996, by and between Blue II, LLC and Frederick Brewing Co.(12)

10.11	Lease Modification Agreement, dated June 23, 1998, by and between Blue II, LLC and Frederick Brewing Co.(13)

10.12	Non-Employee Director Stock Option Plan(8)*

10.13	1995 Stock Option Plan(8)*

10.14	Sales and Marketing Agreement, dated January 1, 2000, by and between Frederick Brewing Co. and Snyder International Brewing Group, LLC (13)*

16.1	Letter of BDO Siedman LLP, dated October 21, 1999, to the U.S. Securities and Exchange Commission (14)

16.2	Letter of PricewaterhouseCoopers LLP, dated March 5, 2001, to the U.S. Securities and Exchange Commission (15)

23.2	Consent of Grant Thornton LLP, dated May 20, 2002

24	Power of Attorney, dated May 17, 2002, for each director and officer of Frederick Brewing signing this Form 10-KSB

(1)	Incorporated by reference to Pre-effective Amendment No. 5 to the Form SB-2 filed with the SEC on March 5, 1996.
(2)	Incorporated by reference to such exhibit as filed with Frederick Brewing’s Registration Statement on Form S-3, file number 333-25743, dated April 24, 1997.
(3)	Incorporated by reference to such exhibit as filed with Frederick Brewing’s Registration Statement on Form S-3, file number 333-35655, dated September 15, 1997.

(4)	Incorporated by reference to such exhibit as filed with Amendment No. 1 to Frederick Brewing’s Registration Statement on Form S-3, file number 333-35655, filed December 4, 1997.
(5)	Incorporated by reference to such exhibit as filed with Frederick Brewing’s Quarterly Report on Form 10-QSB, for the period ending March 31, 1998.
(6)	Incorporated by reference to such exhibit as filed with Frederick Brewing’s Registration Statement on Form S-3, file number 333-65287, dated October 2, 1998.
(7)	Incorporated by reference to such exhibit as filed with Amendment No. 1 to Frederick Brewing’s Registration Statement on Form S-3, file number 333-65287, filed December 15, 1998.
(8)	Incorporated by reference to Frederick Brewing’s Form SB-2, filed on December 12, 1995.
(9)	Incorporated by reference to such exhibits as filed with the Schedule 13D, dated August 24, 1999, with respect to Frederick Brewing.
(10)	Incorporated by reference to such exhibits as filed with Frederick Brewing’s Current Report on Form 8-K, dated August 24, 1999.
(11)	Incorporated by reference to such exhibits as filed with Frederick Brewing’s Quarterly Report on Form 10-QSB for the period ending September 30, 1999.
(12)	Incorporated by reference to such exhibits as filed with Frederick Brewing’s Quarterly Report on Form 10-QSB for the period ending June 30, 1996.
(13)	Incorporated by reference to such exhibit as filed with Frederick Brewing’s Annual Report on Form 10-KSB for the fiscal year ending December 31, 1999.
(14)	Incorporated by reference to such exhibit as filed with Frederick Brewing’s Current Report on Form 8-K, filed October 22, 1999.
(15)	Incorporated by reference to such exhibit as filed with Frederick Brewing’s Current Report on Form 8-K, filed March 5, 2001.
*	Management contract or compensatory plan or agreement.

(b)  Reports on Form 8-K.

None.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  May 20, 2002

FREDERICKBREWING CO.

By:	/s/ C. DAVID SNYDER
C. David Snyder* Chairman, Chief Executive Officer and Treasurer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ C. DAVID SNYDER C. David Snyder*	Chairman, Chief Executive Officer and Treasurer	May 20, 2002

/s/ CHRISTOPHER J. LIVINGSTON Christopher J. Livingston*	Director, President and Secretary	May 20, 2002

/s/ GLENN E. CORLETT Glenn E. Corlett*	Director	May 20, 2002

* The undersigned, by signing his or her name hereto, does sign and execute this Form 10-KSB pursuant to the power of attorney executed by the above-named officers and directors of the registrant, which is being filed herewith with the Securities and Exchange Commission on behalf of such officers and directors.

/s/ DONALD L. SNYDER Donald L. Snyder Principal Financial and Accounting Officer	May 20, 2002

FINANCIAL STATEMENTS AND
REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

FREDERICK BREWING CO.

December 31, 2001 and 2000

1

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

Board of Directors
Frederick Brewing Co.

We have audited the accompanying balance sheets of Frederick Brewing Co. as of December 31, 2001 and 2000, and the related statements of operations, changes in stockholders’ deficit, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Frederick Brewing Co. as of December 31, 2001 and 2000 and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in note A to the financial statements, the Company has suffered significant net losses. As of December 31, 2001, the Company’s current liabilities exceeded its current assets by $7,775,748 and its total liabilities exceeded its total assets by $4,932,401. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Cleveland, Ohio
March 12, 2002

FREDERICK BREWING CO.

BALANCE SHEETS
December 31

	2001	2000
ASSETS
Current Assets:
Cash	$16,569	$17,137
Restricted cash	12,476	63,547
Trade receivables, net of allowance for doubtful accounts of $31,716 in 2001 and 2000	146,112	121,599
Inventories, net	366,102	411,042
Prepaid expenses and other current assets	72,507	72,320

Total current assets	613,766	685,645
Property and Equipment, net	4,580,266	5,122,757
Intangibles, net of accumulated amortization of $555,315 and $395,037 in 2001 and 2000, respectively	65,235	225,513
Goodwill, net of accumulated amortization of $261,000 and $149,143 in 2001 and 2000, respectively	680,462	792,319

TOTAL ASSETS	$5,939,729	$6,826,234

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities:
Current maturities of long-term debt	$6,246,681	4,801,209
Current portion of capital lease obligation	62,876	56,124
Accounts payable	1,299,096	1,142,695
Accrued liabilities	780,861	634,309

Total current liabilities	8,389,514	6,634,337
Capital Lease Obligation, net of current portion	2,482,616	2,545,455

Total liabilities	10,872,130	9,179,792
Commitments and Contingencies	—	—
Stockholders’ Deficit:
Preferred stock, $0.01 par value, 1,000,000 shares authorized; cumulative, convertible Series A, 1,455 shares outstanding in 2001 and 2000	548,512	548,512
Common stock, $0.0004 par value, 19,000,000 shares authorized; 8,596,211 shares issued and outstanding in 2001 and 2000	3,439	3,439
Additional paid-in capital	23,861,881	23,861,881
Accumulated deficit	(29,346,233)	(26,767,390)

Total stockholders’ deficit	(4,932,401)	(2,353,558)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$5,939,729	$6,826,234

The accompanying notes to the financial statements are an integral part of these statements.

FREDERICK BREWING CO.

STATEMENTS OF OPERATIONS
For the years ended December 31

	2001	2000
Proprietary sales	$2,451,184	$2,989,183
Co-packaging	1,045,355	122,874
Less: Returns and allowances	162,046	322,893
Less: Excise taxes	128,923	155,448

Net sales	3,205,570	2,633,716
Cost of sales	2,791,934	2,494,244
Depreciation	560,864	729,163

Gross loss	(147,228)	(589,691)
Selling, general and administrative expenses	1,078,534	1,743,279
Management fees	619,896	754,896
Impairment of long-lived assets	—	2,015,000

Operating loss	(1,845,658)	(5,102,866)
Other (expense) income	(2,466)	62,914
Interest expense	(730,719)	(680,830)

NET LOSS	$(2,578,843)	$(5,720,782)

Net loss per common share—basic and diluted	$(0.30)	$(0.67)

Weighted average common shares—basic and diluted	8,596,211	8,596,211

The accompanying notes to the financial statements are an integral part of these statements.

FREDERICK BREWING CO.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT
For the years ended December 31, 2001 and 2000

	Convertible Series A Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Defecit
	Shares	Amount	Shares	Amount
Balance, December 31, 1999	1,455	$548,512	8,596,211	$3,439	$23,861,881	$(21,046,608)	$3,367,224
Net loss	—	—	—	—	—	(5,720,782)	(5,720,782)

Balance, December 31, 2000	1,455	548,512	8,596,211	3,439	23,861,881	(26,767,390)	(2,353,558)
Net loss	—	—	—	—	—	(2,578,843)	(2,578,843)

Balance, December 31, 2001	1,455	$548,512	8,596,211	$3,439	$23,861,881	$(29,346,233)	$(4,932,401)

FREDERICK BREWING CO.

STATEMENTS OF CASH FLOWS
For the years ended December 31

	2001	2000
Cash Flows from Operating Activities:
Net loss	$(2,578,843)	$(5,720,782)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	843,955	1,070,351
Impairment of long-lived assets	—	2,015,000
Loss on sale of equipment	4,266	—
Provision for obsolete inventory	—	35,419
Change in operating assets and liabilities:
Trade receivables	(24,513)	120,865
Inventories	44,940	98,108
Prepaid expenses and other current assets	(187)	16,616
Accounts payable	156,401	347,245
Accrued liabilities	146,552	348,097

Net cash used in operating activities	(1,407,429)	(1,669,081)
Cash Flows from Investing Activities:
Restricted cash	51,071	248,928
Purchase of property and equipment	(41,095)	(202,232)
Proceeds from sale of equipment	7,500	—

Net cash provided by investing activities	17,476	46,696
Cash Flows from Financing Activities:
Net proceeds from debt borrowings	2,403,613	1,702,440
Payments on debt obligations	(958,141)	(62,322)
Payments on capital lease	(56,087)	(50,097)

Net cash provided by financing activities	1,389,385	1,590,021

NET DECREASE IN CASH	(568)	(32,364)
Cash, beginning of year	17,137	49,501

Cash, end of year	$16,569.00	$17,137.00

The accompanying notes to financial statements are an integral part of these statements.

FREDERICK BREWING CO.

NOTES TO FINANCIAL STATEMENTS
December 31, 2001 and 2000

Note A—Recent Events and Future Prospects

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

Recent Events

Effective August 24, 1999, Frederick Brewing Co. and Snyder International Brewing Group, LLC (“SIBG”), an Ohio limited liability company, completed a series of transactions that resulted in SIBG acquiring approximately 51% of the outstanding common stock of the Company. SIBG purchased 4,447,104 newly issued shares of the Company’s common stock for $2,000,000 in cash. Concurrently, a number of the Company’s creditors agreed to forgive certain indebtedness in order to facilitate SIBG’s investment in the Company. The Company also entered into transition agreements with two former officers pursuant to which these individuals were bound by non-compete provisions through August 2001 for which they have received an aggregate of $300,000 in payments. The Company also issued common stock with a fair value at the time of issuance of $200,000 to these two officers. The Company also executed a demand promissory note with SIBG which provided for borrowings of up to $5,000,000 on a revolving basis. This amount has subsequently been increased to $6,162,529 as of December 31, 2001 (see Notes F and N).

Future Prospects

The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company’s ability to continue as a going concern is contingent upon its ability to secure additional financing and attain profitable operations. In addition, the Company’s ability to continue as a going concern must be considered in light of the difficulties, expenses and complications frequently encountered while attempting to enter into established markets as well as the competitive market environment in which the Company operates.

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

FREDERICK BREWING CO.

NOTES TO FINANCIAL STATEMENTS—(Continued)

Note B—Summary of Significant Accounting Policies

Nature of Business

The Company is engaged in the production, bottling, distribution and sale of beer primarily in the Mid-Atlantic region.

Principles of Consolidation

The 2000 financial statements included the accounts of the Company and its wholly owned subsidiaries, BB Acquisition Corporation, dba Brimstone Brewing Company (“Brimstone”) and FBC Acquisition Corporation, dba Wild Goose Brewery, Inc. (“Wild Goose”). All significant inter-company accounts and transactions have been eliminated in the 2000 financial statements. As of February 2001, both subsidiaries were liquidated. The Company conducted no operations through these subsidiaries during the years ended December 31, 2001 or 2000.

Reclassifications

Certain reclassifications have been made to the 2000 financial statements in order to conform to the 2001 presentation.

Single Business Segment

Statement of Financial Standards No. 131, Disclosure About Segments of a Business Enterprise, (SFAS 131), provides guidance on standards for reporting financial information about operating segments. Presently, the Company operates in a single business segment.

Restricted Cash

Restricted cash as of December 31, 2001 and 2000 represents a short-term investment that was pledged as collateral to ensure the Company’s performance of site improvement work required by the local Frederick County government. Restricted cash at December 31, 2000 also included cash held in an escrow account in accordance with two non-compete agreements with members of former management.

Concentration of Credit Risk

Financial instruments, which potentially subject the Company to concentrations of credit risk, consist of accounts receivable.

The Company’s accounts receivable result primarily from beer sales to wholesale distributors. The Company periodically assesses the financial strength of its customers and provides allowances for anticipated losses as necessary.

FREDERICK BREWING CO.

NOTES TO FINANCIAL STATEMENTS—(Continued)

Inventories

Inventories consist of raw ingredients, work in process, finished goods, and packaging material, and are valued at the lower of cost or market. Cost is determined by the first-in, first-out (FIFO) method.

Property and Equipment

Property and equipment is recorded at cost and depreciated using the straight-line method for financial reporting purposes and accelerated methods for tax purposes, over the estimated useful lives of the assets. Estimated useful lives are as follows: brewing equipment, 7 to 20 years; automobiles and trucks, 5 years; furniture and fixtures, 3 to 7 years.

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

The Company leases its production facility under a long-term capital lease that is included in property and equipment. The facility is amortized over a twenty-year lease term (see note F).

Supplemental Disclosure of Cash Flow Information

During the years ended December 31, 2001 and 2000, the Company made cash payments for interest in the amounts of $294,781 and $498,565, respectively. No cash payments were made for income taxes in 2001 or 2000.

Intangible Assets

At December 31, 2001, intangible assets consist primarily of trademarks and copyrights. Trademarks and copyrights are amortized over a five-year period on a straight-line basis. Intangible assets at December 31, 2000 included non-compete agreements which were amortized over the two-year period of the agreement which expired in August 2001. Amortization expense related to intangible assets was $160,278 and $207,025 for the years ended December 31, 2001 and 2000, respectively.

Goodwill

The excess of the purchase price over the fair value of the net assets acquired of Wild Goose was recorded as goodwill as of the acquisition date (see Note C). Amortization expense related to goodwill was $111,857 for the years ended December 31, 2001 and 2000, respectively.

FREDERICK BREWING CO.

NOTES TO FINANCIAL STATEMENTS—(Continued)

Revenue Recognition

Revenue is recognized upon shipment of product to distributors, less an allowance for estimated returns.

Advertising Costs

Advertising costs are expensed as incurred. The Company incurred advertising costs of $50,124 and $215,759 in 2001 and 2000, respectively.

Stock-Based Compensation

As permitted by Statement of Financial Accounting Standards No. 123 (SFAS 123), Accounting for Stock Based Compensation, the Company recognizes compensation expense with respect to stock option grants to employees using the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25; stock-based compensation with respect to non-employees is recognized under the fair value method prescribed by SFAS 123.

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

Net Loss Per Common Share

Basic per share loss is based on the weighted average number of outstanding common shares for the period. Diluted per share losses adjusts the weighted average number of outstanding common shares for the potential dilution that could occur if stock options, warrants, or other convertible securities were exercised or converted into common stock. Diluted loss per share equals basic loss per share for 2001 and 2000 because the effects of such items were anti-dilutive.

FREDERICK BREWING CO.

NOTES TO FINANCIAL STATEMENTS—(Continued)

New Accounting Standards

SFAS 142 requires that goodwill no longer be amortized, but instead tested for impairment at least annually. Any goodwill and any intangible asset determined to have an indefinite useful life that is acquired in a purchased business combination completed after June 2001 will not be amortized, but will be evaluated for impairment in accordance with the appropriate existing accounting literature. Goodwill and intangible assets acquired in a business combination completed before July 2001 will continue to be amortized until the Company adopts SFAS 142, which is required to be adopted for fiscal years beginning after December 15, 2001. Because of the extensive effort needed to comply with adopting SFAS No. 142, the impact of adoption on the Company’s financial statements has not been determined, including whether any transitional impairment losses will be required to be recognized as the effect of a change in accounting principle. As of January 1, 2002, the Company expects to have unamortized goodwill in the amount of $680,462 that will be subject to the transition provisions of SFAS No. 142.

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

Note C—Accounting for Impairment of Long-lived Assets

The Company accounts for impairment of long-lived assets in accordance with SFAS No. 121, Accounting for Long-Lived Assets and for Long-Lived Assets to be Disposed of (SFAS 121). SFAS 121 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the book value of the asset may not be recoverable. In accordance with SFAS 121, the Company uses an estimate of the future undiscounted net cash flows of the related asset or asset grouping over the remaining life in measuring whether the assets are recoverable.

FREDERICK BREWING CO.

NOTES TO FINANCIAL STATEMENTS—(Continued)

Recurring operating losses during the year ended December 31, 2000 resulted in the continued evaluation of the Company’s long-lived assets. As of December 31, 2000, management determined, based on an estimate of future undiscounted cash flows, certain long-lived assets were impaired. Based upon the determination that the Company’s long-lived assets were impaired, management compared the carrying value of such assets to their respective fair value. The fair value of the assets was determined based upon estimated future cash flows and an independent appraisal obtained by the Company. The analysis resulted in a write-down of $2,015,000, consisting of $1,824,000 of machinery and equipment and $191,000 of leasehold improvements. Accordingly, the Company recorded an impairment charge of $2,015,000 in its 2000 Statement of Operations.

Note D—Inventories

Inventories at December 31 consist of the following:

	2001	2000
Raw materials	$36,684	$74,920
Work in process	56,811	33,797
Finished goods	30,056	57,217
Packaging and marketing supplies	297,854	300,411
Reserve for obsolescence	(55,303)	(55,303)

Total inventories, net	$366,102	$411,042

Note E—Property and Equipment

Property and equipment at December 31 consist of the following:

	2001	2000
Brewing equipment	$2,916,024	$2,889,314
Building under capital lease	3,000,000	3,000,000
Leasehold improvements	1,602,329	1,602,329
Furniture and fixtures	139,944	139,539
Automobiles and trucks	42,074	42,074

	7,700,371	7,673,256
Less accumulated depreciation	3,120,105	2,550,499

Property and equipment—net	$4,580,266	$5,122,757

FREDERICK BREWING CO.

NOTES TO FINANCIAL STATEMENTS—(Continued)

Note F—Debt

Long-term debt at December 31 consists of the following:

	2001	2000
Note payable to SIBG, a related party, interest at prime plus 1% (5.75% at December 31, 2001) due on demand (see Note N)	$6,162,529	$4,703,180
Note payable to Frederick County, interest at 6.50%, annual payments of $20,250, due August 2005	84,152	98,029

Total	6,246,681	4,801,209
Less current maturities	6,246,681	4,801,209

Long-term debt	$—	$—

At December 31, 2001 and 2000, the Company was in violation of certain covenants of the note payable to Frederick County for failure to make a required installment payment. Accordingly, the entire liability has been recorded as a current liability at December 31, 2001 and 2000.

Borrowings on long-term debt are collaterialized by certain property of the Company.

Capital Lease

The Company leases the land and building housing the brewery. This lease is accounted for as a capital lease in accordance with Statement of Financial Accounting Standards No. 13, Accounting for Leases. The Company has the option to purchase the land and building during a one-year period beginning March 1, 2008 and ending March 1, 2009 at a price of approximately $3,600,000. Future minimum payments under this capital lease, which expires in August 2017, are as follows at December 31, 2001:

2002	$350,208
2003	350,208
2004	350,208
2005	350,208
2006	350,208
Thereafter	3,705,198

Total minimum lease payments	5,456,238
Less amount representing interest	2,910,746

Present value of future minimum lease payments	2,545,492
Less current maturities	62,876

Long-term capital lease obligation	$2,482,616

FREDERICK BREWING CO.

NOTES TO FINANCIAL STATEMENTS—(Continued)

The following represents the net asset under capital lease included in the balance sheet at December 31, 2001 and 2000:

	2001	2000
Building under capital lease	$3,000,000	$3,000,000
Accumulated depreciation	700,000	550,000

Net asset under capital lease	$2,300,000	$2,450,000

Note G—Stockholders’ Deficit

The Company’s Articles of Incorporation authorize the issuance of 1,000,000 shares of preferred stock, at $.01 par value. At December 31, 2001 and 2000, 1,455 shares of non-voting Cumulative, Convertible Series A Preferred Stock (“Series A”) issued during 1997, remain outstanding. The Series A shares are convertible at any time, based on an average of $3.67 per share, which was a discount at the date of issuance.

The holders of Series A shares are senior to the Common Stock with respect to dividend rights and are entitled to a liquidation preference of $500 per share. The annual dividend rate for Series A shares is $40 per share per annum, with cumulative dividends in arrears of $291,000 at December 31, 2001. Full dividends must be paid or set aside on Series A shares before dividends may be paid or set aside on the Common Stock. All dividend payments will be subordinated to the Company’s debt obligations, and will be subject to prior approval of the Company’s bank.

Note H—Stock Options

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

At December 31, 2001 and 2000, the FASB 123 proforma effect on the Company’s net loss and net loss per common share is not material.

FREDERICK BREWING CO.

NOTES TO FINANCIAL STATEMENTS—(Continued)

A summary of the status of the Company’s stock option plan follows:

	Years ended December 31,
	2001		2000
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Options outstanding—beginning of year	2,147	$7.83	6,075	$21.00
Options exercised	—	—	—	—
Options forfeited	(940)	$(4.83)	(3,928)	$(26.83)
Options granted	—	—	—	—

Options outstanding—end of year	1,207	$10.16	2,147	$7.83

Options exercisable—end of year	1,207	$10.16	2,147	$7.83

At December 31, 2001, the weighted average remaining contractual life of the options, which have exercise prices ranging from $2.50 to $25.63, is approximately six years.

Note I—Warrants

During 1997, the Company entered into an agreement with a third party for public and investor relations services to be rendered over a five-year period. In consideration for these services, the Company paid cash and issued 500,000 warrants to purchase common stock of the Company to the public relations firm. These warrants had various exercise prices and terms, and expire at varying dates through March 2002. The Company determined the estimated aggregate fair value of the warrants on the date of the grant to be approximately $670,000. During 1998 the agreement terminated; however, the warrants still remain outstanding at December 31, 2001.

The Company issued 500,000 warrants to purchase common stock to a group of investors in conjunction with the SIBG transaction whereas each warrant is exercisable at $0.50. These warrants are exercisable immediately and expire in August 2002. The Company determined the aggregate fair value of these warrants at the time of the grant to be approximately $502,300 which was recorded in the statement of changes in stockholders’ equity as deferred compensation and additional paid-in capital until such time the warrants are exercised.

FREDERICK BREWING CO.

NOTES TO FINANCIAL STATEMENTS—(Continued)

In August 1999, the Company issued 132,000 warrants to purchase common stock to the former owners of Blue II as settlement of back rent and late charges. These warrants are exercisable upon grant at $1.00 each and expire in August 2002. These warrants remain outstanding at December 31, 2001.

The Company also issued warrants to purchase shares of common stock to SIBG at an exercise price of $0.01 per share. These warrants become exercisable solely in the event that warrants, options, or convertible securities of the Company outstanding at August 24, 1999 are exercised or converted after August 24, 1999. At December 31, 2001, these warrants are not exercisable, but remain outstanding.

Note J—Commitments and Contingencies

The Company leases certain equipment under operating leases. Total lease expense incurred during the years ended December 31, 2001 and 2000 was $93,486 and $111,800, respectively. Minimum future lease payments at December 31, 2001 are as follows:

Years Ending December 31,
2002	$9,144
2003	$5,152
2004	$3,156
2005	$2,104

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

FREDERICK BREWING CO.

NOTES TO FINANCIAL STATEMENTS—(Continued)

Note K—Wholesale distributors

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

During the year ended December 31, 2001, sales to produce and package draft beer for SIBG accounted for 32.6% of net sales. During the year ended December 31, 2000, sales to two wholesale distributors accounted for 11.8% and 11.0% of net sales, respectively.

Note L—Employee Benefit Plan

The Company sponsors a 401(k) defined contribution plan (the “Plan”) covering substantially all officers and employees. The Plan permits participants to defer up to a maximum of 15% of their taxable compensation, not to exceed the statutory limit. The employee’s contribution vests immediately. Employer matching contributions are made at the discretion of the Company and vest in accordance with a five-year graduated vesting schedule. The Company made no discretionary contributions to the Plan during the years ended December 31, 2001 and 2000.

Note M—Income taxes

As of December 31, 2001, the Company had approximately $21,065,000 of net operating loss carryforwards expiring between 2009 and 2021. However, due to a change in ownership during 1999 (see note A), the Company has an annual limitation pursuant to Section 382 of the Internal Revenue Code of approximately $203,000 in the utilization of its net operating loss carryforwards. In addition, due to losses in 1999 through 2001 and an unused prior limitation, approximately $7,977,000 of the carryforwards may be utilized beyond the current annual limitation to offset future taxable income. Based upon the Company’s post-change in ownership loss carryforwards and the future utilization of the $203,000 annual carryforward limitations, the Company would have approximately $11,631,000 of future loss carryforwards which could be used over a 20 year period.

The above-mentioned carryforwards gave rise to deferred tax assets of approximately $4,685,000 and $3,653,000 at December 31, 2001 and 2000, respectively. The asset recognition for 2001 and 2000 is based principally on the portion of net operating loss carryforwards which are not limited as to their use. These net operating loss carryforwards offset the deferred tax credits that are scheduled to reverse in the carryforward period. Therefore, the Company has reduced the valuation allowance related to this offset. The provision for income taxes is different from that which would be obtained by applying the statutory federal income tax rate for 2001 and 2000 due primarily to amortization of goodwill and the recognition of net operating loss carryforwards.

FREDERICK BREWING CO.

NOTES TO FINANCIAL STATEMENTS—(Continued)

The tax effects of the primary temporary differences giving rise to the Company’s deferred tax asset (liability) at December 31, 2001 and 2000 are summarized below:

	2001	2000
Net operating loss carryforward	$4,685,000	$3,653,000
Fixed asset impairment	806,000	806,000
Other	29,000	71,000
Depreciation	(158,000)	(170,000)

	5,362,000	4,360,000
Valuation allowance	(5,362,000)	(4,360,000)

Net deferred taxes	$—	$—

Realization of the net deferred tax asset at the balance sheet date is dependent on future earnings which are deemed uncertain at this time. Accordingly, a full valuation allowance was recorded against the assets.

Note N—Related parties

The Company currently leases its operating facilities from Blue II, LLC, which is wholly-owned by SIBG. The lease is recorded and accounted for as a capital lease. Total payments made to Blue II, LLC pursuant to this lease were approximately $350,000 for the years ended December 31, 2001 and 2000.

Effective August 24, 1999, the Company executed a demand promissory note with SIBG that enables the Company to borrow up to $5,000,000 from SIBG on a revolving basis (see Note F). The availability of this credit line is subject to SIBG’s ability to maintain both its credit facility with a bank and certain loans from the principal shareholder of SIBG. The availability may be limited to the extent SIBG has outstanding borrowings under its credit facility. Total interest accrued to SIBG, which is included in the balance of the note, was $679,834 and $249,521 as of December 31, 2001 and 2000, respectively. At December 31, 2001, there is no availability to the Company under the SIBG demand note.

Effective August 24, 1999, the Company entered into a one-year management agreement with SIBG whereby SIBG provides to the Company, administrative, financial, operational and strategic planning services. Under this agreement, the Company was charged $30,000 per month through March 2001, and $15,000 per month thereafter. For the years ended December 31, 2001 and December 31, 2000, the Company was charged $225,000 and $360,000, respectively, by SIBG for these services. This agreement automatically renews for successive one (1) year terms, unless either party elects to terminate the agreement.

FREDERICK BREWING CO.

NOTES TO FINANCIAL STATEMENTS—(Continued)

Effective January 1, 2000, the Company entered into a one-year sales and marketing agreement with SIBG, whereby SIBG provides to the Company direct sales and marketing support and consultation services. Under this agreement, SIBG charges the Company $29,908 per month for these services. For the years ended December 31, 2001 and 2000, the Company was charged $358,896 for these services. This agreement automatically renews for successive one (1) year terms, unless either party elects to terminate the agreement.

In addition, SIBG also charges the Company a monthly real estate fee of $3,000. For the years ended December 31, 2001 and 2000, the Company was charged $36,000.

All fees charged by SIBG to the Company are included as management fees on the 2001 and 2000 Statements of Operations.

In addition, effective August 24, 1999, the Company entered into a production agreement with Crooked River Brewing Company, LLC (“Crooked River”) pursuant to which the Company has agreed to produce and package draft beer for Crooked River for up to four years including automatic renewals. As of July 5, 2000, Crooked River merged with SIBG, and SIBG replaced Crooked River as a party to this agreement. Amounts charged to SIBG during the years ended December 31, 2001 and 2000 approximated $1,045,000 and $122,000, respectively, which is included in co-packaging revenues in the Statement of Operations.