Form 10QSB
period 2002-03-31
FREDERICK BREWING CO
filed 2002-06-24
CIK 926978

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)
☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2002.

Or

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT.

Commission File Number: 000-27800

FREDERICK BREWING CO.
(Exact Name of Small Business Issuer as Specified in Its Charter)

Maryland	52-1769647
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

Title of Each Class	Number of Shares Outstanding as of June 18, 2002
Common Stock, $0.0004 Par Value	8,596,211

Transitional Small Business Disclosure Format: (check one): Yes  ☐  No  ☒

FREDERICK BREWING CO.

INDEX TO FORM 10-QSB
March 31, 2002

PART I.     FINANCIAL INFORMATION

Item 1.     Financial Statements

FREDERICK BREWING CO.

BALANCE SHEET
March 31, 2002
(Unaudited)

ASSETS
Current assets:
Cash	$6,841
Restricted cash	12,476
Trade receivables, net of allowance for doubtful accounts of $31,716	93,356
Inventories, net	356,543
Prepaid expenses and other current assets	52,830

Total current assets	522,046
Property, plant and equipment, net of accumulated depreciation of $3,237,795	4,477,190
Intangibles, net of accumulated amortization of $571,144	55,505
Goodwill	680,462

Total assets	$5,735,203

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Current maturities of long-term debt	$6,726,770
Current portion of capital lease obligation	64,687
Accounts payable	1,149,787
Accrued liabilities	760,836

Total current liabilities	8,702,080
Capital lease obligation, net of current portion	2,465,795

Total liabilities	11,167,875
Commitments and Contingencies	—
Stockholders’ deficit:
Preferred Stock—$0.01 par value, 1,000,000 shares authorized; cumulative, convertible Series A, 1,455 shares issued and outstanding	548,512
Common Stock—$.0004 par value, 19,000,000 shares authorized; 8,596,211 shares issued and outstanding	3,439
Additional paid-in capital	23,861,881
Accumulated deficit	(29,846,504)

Total stockholders’ deficit	(5,432,672)

Total liabilities and stockholders’ deficit	$5,735,203

The accompanying notes are an integral part of these financial statements.

FREDERICK BREWING CO.

Statements of Operations For the Three Months Ended March 31, 2002 and 2001
(Unaudited)

	Three Months Ended March 31, 2002	Three Months Ended March 31, 2001
Proprietary sales	$407,935	$591,777
Co-Packaging	255,927	106,025

Gross sales	663,862	697,802
Less: returns and allowances and excise taxes	67,656	91,658

Net sales	596,206	606,144
Cost of sales	650,121	725,640

Gross loss	(53,915)	(119,496)
Selling, general and administrative expense	259,756	452,920

Operating loss	(313,671)	(572,416)
Interest expense	186,600	180,112

Net loss	$(500,271)	$(752,528)

Net loss per common share—basic and diluted
Net loss per common share—basic and diluted	$(0.06)	$(0.09)

Weighted average common shares—basic and diluted	8,596,211	8,596,211

The accompanying notes are an integral part of these financial statements.

FREDERICK BREWING CO.

Statements of Cash Flows For the Three Months Ended March 31, 2002 and 2001
(Unaudited)

	Three Months Ended March 31, 2002	Three Months Ended March 31, 2001
Cash flows from operating activities:
Net loss	$(500,271)	$(752,528)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	117,690	112,211
Amortization of intangible assets	15,829	79,343
Change in operating assets and liabilities:
Trade receivables	52,756	66,783
Inventories	9,559	(86,720)
Prepaid assets	19,677	15,788
Accounts payable	(149,309)	(10,655)
Accrued liabilities	(20,025)	163,317

Net cash used in operating activities	(454,094)	(412,461)

Cash flows from investing activities:
Purchase of property and equipment	(14,614)	(5,995)
Purchase of intangibles	(6,099)	—
Restricted cash	—	51,072

Net cash (used in) provided by investing activities	(20,713)	45,077
Cash flows from financing activities:
Net proceeds from debt borrowings	480,089	404,873
Payments on capital lease	(15,010)	(13,439)

Net cash provided by financing activities	465,079	391,434

Net (decrease) increase in cash	(9,728)	24,050
Cash, beginning of period	16,569	17,137

Cash, end of period	$6,841	$41,187

The accompanying notes are an integral part of these financial statements.

FREDERICK BREWING CO.

NOTES TO FINANCIAL STATEMENTS
March 31, 2002
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

2.    Management’s Opinion

In the opinion of Frederick Brewing’s management, Frederick Brewing’s unaudited financial position as of March 31, 2002 and the results of its operations and cash flows for the three month interim periods ended March 31, 2002 and 2001, reflect all adjustments (consisting only of normal and recurring accruals and other adjustments) necessary to present fairly the results of the interim periods presented. The operating results for the interim periods presented are not necessarily indicative of the results expected for other interim periods within 2002 or for the year ending December 31, 2002. Information relating to the financial position, results of operations and cash flows of Frederick Brewing as of and for the year ended December 31, 2001 may be found in the financial statements included in Frederick Brewing’s Annual Report filed on Form 10-KSB for the year ended December 31, 2001.

3.    New Accounting Standard

On January 1, 2002, the Company adopted SFAS No. 142 “Goodwill and Other Intangible Assets”, which requires that goodwill and any intangible assets determined to have an indefinite useful life no longer be amortized, but instead tested for impairment at least annually. Under SFAS No. 142 intangible assets determined to have a definite useful life will continue to be amortized over their estimated useful life. Because of the extensive effort needed to comply with adopting SFAS No. 142, the impact of adoption on the Company’s financial statements has not been determined, including whether any transitional impairment losses will be required to be recognized as the effect of a change in accounting principle.

4.    Inventories

Inventories consist of raw ingredients, work in process, packaging materials, finished products and marketing supplies, and are valued at the lower of cost or market. Cost is determined using the first-in, first-out (FIFO) method. Frederick Brewing periodically reviews the age and marketability of its inventory, and provides an obsolescence reserve as deemed necessary. Net inventories at March 31, 2002 are as follows:

Raw ingredients	$28,111
Work in process	13,764
Packaging and marketing supplies	281,007
Finished goods	88,964
Reserve for obsolescence	(55,303)

Total inventories, net	$356,543

FREDERICK BREWING CO.

NOTES TO FINANCIAL STATEMENTS—(Continued)

5.    Net Loss Per Common Share

Frederick Brewing calculates basic and diluted earnings or loss per share in accordance with Statement of Financial Accounting Standards No. 128, “Earnings Per Share,” which requires the presentation of basic earnings or loss per share and diluted earnings or loss per share for all periods presented. Basic per share loss is based on weighted average number of outstanding common shares for the period. Diluted per share loss adjusts the weighted average for the potential dilution that could occur if stock options, warrants, or other convertible securities were exercised or converted into common stock. Diluted loss per share equals basic loss per share for 2002 and 2001 because the effects of such items are anti-dilutive.

Item 2.     Management’s Discussion And Analysis Of Financial Condition And Results Of Operations

The following is a discussion of the financial condition, changes in financial condition and results of operations of Frederick Brewing for the three-month interim periods ended March 31, 2002 and 2001. This discussion should be read in conjunction with the Management’s Discussion and Analysis of Financial Condition and Results of Operations and the Financial Statements and Notes thereto included in Frederick Brewing’s Form 10-KSB for the fiscal year ended December 31, 2001.

Overview

For the period ended March 31, 2002, Frederick Brewing’s operating loss decreased by $258,745 to $313,671 compared to $572,416 for the comparable period in 2001. Management attributes the decrease in operating losses to a decrease in operating costs, improved production efficiency and an increase in capacity utilization at its Frederick, Maryland brewery. Management believes that its operating losses will continue to decrease in 2002 due in large part to expected further increases in the capacity utilization rate at Frederick Brewing’s brewery. Under the production agreement with Snyder International Brewing Group, LLC (“SIBG”), Frederick Brewing currently brews Crooked River and Christian Moerlein brands and began brewing the Little Kings brand in June 2001. During the three month period ended March 31, 2002, Frederick Brewing had produced 4,806 barrels of SIBG brands as compared to 1,871 barrels for the same period in 2001. Through brewing the Crooked River and Christian Moerlein brands and by adding the Little Kings in June 2001, management expects that Frederick Brewing’s annual production will grow to over 40,000 barrels and its current capacity utilization will significantly increase. On March 25, 2002, Frederick Brewing entered into a production agreement with Stoudt Brewery, located in Adamstown, PA, with production beginning in May 2002. In an effort to further decrease operating losses, management continues to seek other means by which to decrease operating costs and to increase capacity utilization at the Frederick, Maryland facility, including exploring opportunities to enter into additional production agreements with other brewers. No assurance can be given, however, that management’s efforts will result in decreased operating losses.

While Frederick Brewing’s total barrels produced in the first quarter of 2002 increased by 2,104 barrels to 7,168 barrels from 5,064 barrels produced in the first quarter of 2001, this change is primarily caused by the significant increases in barrels produced by Frederick Brewing under the production agreement with SIBG. Sales of Frederick Brewing’s proprietary brands (Blue Ridge, Wild Goose, Brimstone and Hempen) decreased by 831 barrels from 3,193 barrels in the first quarter of 2001 to 2,362 barrels in the first quarter of 2002. A small percentage of this decrease can be attributed to the phasing out of the Hempen brands.

To continue to decrease operating losses, management believes that Frederick Brewing must concentrate its sales, marketing and distribution efforts on increasing sales of its proprietary brands. In 2001, Frederick Brewing shifted its marketing efforts to provide enhanced support to the off-premise retail channels of distribution with emphasis on the national and regional chain store supermarkets, mass merchants and warehouse clubs in the Mid-Atlantic region. Frederick Brewing is also continuing to provide marketing support to the more traditional on-premise distribution channel in 2002.

In February 2002, in an effort to reduce its distribution costs, Frederick Brewing renegotiated its distributor agreements to eliminate the depletion allowance program. The change in the depletion allowance program initially resulted in smaller orders from distributors and lower consumer sales in some retail channels that were not well suited to carry Frederick Brewing’s higher priced brands. Additionally, a few of Frederick Brewing’s brands were identified as under-performing. By identifying these under-performing brands, management believes that it will be able to streamline the brand portfolio and concentrate sales and marketing efforts on the brands that are more likely to succeed. Currently, Wild Goose is Frederick Brewing’s best-selling brand. For the period ended March 31, 2002, Wild Goose sales accounted for 73.4% of Frederick Brewing’s volume of its proprietary brands, as compared to 73.5% for the same period in 2001. Frederick Brewing’s management believes that Wild Goose has the greatest future sales potential of Frederick Brewing’s proprietary brands; accordingly, management plans to concentrate its sales and marketing efforts on the Wild Goose brands during the second half of 2002.

Management believes that recently implemented changes in Frederick Brewing’s distribution and marketing strategy will have a positive impact on the sales of its products in the second half of 2002; however, due to, among other things, market forces, management’s ability to predict future sales is limited. Frederick Brewing’s products compete in the domestic specialty beer category of the U.S. brewing industry. This market is highly competitive due to the large number of domestic specialty brewers and market share gains achieved by import brewers. Sales in this market generally reflect a degree of seasonality with the second and third quarters reflecting stronger sales than the rest of the year. In addition, demand for Frederick Brewing’s products is subject to changes in consumers’ tastes.

Until Frederick Brewing can achieve operating profitability, it will need to continue to borrow additional amounts from SIBG or other financing sources. Frederick Brewing has no availability remaining under the $5.0 million demand promisory note with SIBG. To meet Frederick Brewing’s short term working capital needs, SIBG may increase the amounts available to Frederick Brewing under the SIBG note. To fund this increased availability, SIBG may conduct a private equity offering to raise additional funds or may borrow additional amounts from C. David Snyder, Frederick Brewing’s Chairman and Chief Executive Officer, on a case-by-case basis. No assurances can be given, however, that SIBG will be able to raise or borrow additional funds and that SIBG will subsequently lend such amounts to Frederick Brewing. To meet its long-term needs, Frederick Brewing continues to explore obtaining financing from other sources, including possibly a line of credit that is secured by Frederick Brewing’s equipment. No assurances, however, can be given that any such financing arrangements can be obtained and, if obtained, upon what terms such financing would be provided to Frederick Brewing.

Results of Operations

Three Months Ended March 31, 2002 to Three Months Ended March 31, 2001.

Gross Sales

Gross sales for the interim periods ended March 31, 2002 and 2001 were $663,862 and $697,802, respectively, a decrease of $33,940 or 4.9%. Gross sales of Frederick Brewing’s proprietary brands (Blue Ridge, Wild Goose, Brimstone and Hempen) for the periods ended March 31, 2002 and 2001 were $407,935 and $591,777, respectively, a decrease of $183,842 or 31.1%. The decrease in gross sales of proprietary brands was related to:

•	a reduction in Hempen sales due to management’s decision to phase out these brands;

•	a continuing decrease in the sales of the Blue Ridge brands

Gross sales attributable to co-pack fees charged under the production agreement with SIBG for the periods ended March 31, 2002 and 2001 were $255,927 and $106,025, respectively, an increase of $149,902 or 141.4%.

Total shipped barrels increased to 7,168 barrels for the interim period ended March 31, 2002 from 5,064 barrels for the comparable period in 2001, an increase of 2,104 barrels or 41.5%. Shipped barrels increased for the period ended March 31, 2002 as a result of an increase in SIBG brands produced under the production agreement with SIBG. Frederick Brewing did not begin production of the Little Kings brand under the production agreement with SIBG until June 2001.

Selling Price Per Barrel

The average gross selling price per barrel decreased by $45.19, more than 32.8%, to $92.61 per barrel for the period ended March 31, 2002 from $137.80 for the comparable period in 2001. The decrease in the selling price per barrel was primarily due to a significant increase in barrels shipped under Frederick Brewing’s production agreement with SIBG for the period ending March 31, 2002. Frederick Brewing continues to position its proprietary brands (Wild Goose, Blue Ridge and Brimstone) in the consumer market as high-quality specialty-crafted products. The average selling price for Frederick Brewing’s proprietary brands decreased by $12.63 per barrel to $172.71 for the interim period ended March 31, 2002 from $185.34 for the comparable period in 2001.

The decrease in the average selling price for Frederick Brewing’s proprietary brands is due to the elimination of the depletion allowance program. The elimination of the depletion allowance program reduced the selling price to distributors in order to hit the proper price points on the retail shelf.

Returns and Allowances

Product returns and allowances were $48,247 for the period ended March 31, 2002 compared to $61,754 for the comparable period in 2001. The decrease in returns and allowances for the period ended March 31, 2002 can be attributed to the decrease in gross sales and the elimination of the depletion allowance program effective February 28, 2002.

Excise Taxes

State and federal excise taxes were $19,409 for the period ended March 31, 2002 and $29,904 for the comparable period in 2001, representing 2.9% and 4.3% of gross sales, respectively. State excise tax rates and methods of computing taxes vary, depending on where the beer is sold. In some states, such as Maryland and Pennsylvania, the brewer is required to pay the tax; in others, such as Virginia, and also in the District of Columbia, the tax is paid by the purchasing distributor. Frederick Brewing currently pays $7 per barrel federal excise tax on all beer sold within the United States. Excise taxes are charged only upon the sale of Frederick Brewing’s proprietary brands. The decrease in excise taxes paid results from the mix of sales by state and lower volumes of proprietary brands shipped for the period.

Cost of Sales

For the periods ended March 31, 2002 and 2001, the cost of sales was $650,121, or $90.70 per barrel, and $725,640, or $143.29 per barrel, respectively. Cost of sales was determined using the number of barrels of proprietary brands and co-packed brands shipped by Frederick Brewing for the three-month periods ended March 31, 2002 and 2001. The cost of sales for the period ended March 31, 2002 decreased to 109.0% of net sales from 119.7% for the comparable period in 2001. Variable costs were $350,977 or $48.96 per barrel, for the period ended March 31, 2002 compared to $475,912, or $93.98 per barrel, for the comparable period in 2001. Fixed overhead costs for the period ended March 31, 2002 increased by $49,416 to $299,144 from $249,728 for the comparable period in 2001.

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

The decrease in cost of sales per barrel for the period ended March 31, 2002 was primarily caused by Frederick Brewing’s fixed portion of cost of goods sold being absorbed over an increased barrel shipment, 7,168 barrels for the period ended March 31, 2002 compared to 5,064 barrels for the comparable period in 2001. For the period ended March 31, 2002, Frederick

Brewing’s brewing facility operated at a level of 28.7% of plant capacity compared to 20.2% for the comparable period in 2001. Frederick Brewing’s capacity utilization has a significant impact on gross profit. When facilities are operating at their maximum designed production capacities (100,000 barrels designed capacity for Frederick Brewing), profitability is favorably affected by spreading fixed operating costs over a larger sales base. Because the actual production level is substantially below the facility’s maximum designed production capacity, gross margins are negatively impacted. This impact is reduced when actual utilization levels increase.

Selling, General and Administrative Expenses and Management Fees

Selling, general and administrative expenses for the period ended March 31, 2002 decreased $193,164, or approximately 42.6%, to $259,756 from $452,920 for the comparable period in 2001. This decrease was due, in part, to reduction of personnel in the sales, finance and executive departments and the reduction of advertising costs. Management fees of $143,724 and $188,724 were charged by SIBG to Frederick Brewing during the three month periods ended March 31, 2002 and 2001, respectively under the management agreement and sales and marketing agreement.

Interest Expense

Interest expense increased $6,488, or approximately 3.6%, to $186,600 for the period ended March 31, 2002 compared to $180,112 for the comparable period in 2001. The interest expense incurred during the period ended March 31, 2002 related to indebtedness incurred by Frederick Brewing in connection with the lease of its brewing facility and interest due SIBG for working capital advances under the SIBG note.

Liquidity and Capital Resources

Frederick Brewing has recorded losses from operations since 1993 and has funded its operations primarily from private and public placements of common and preferred stock and, since August 24, 1999, from unsecured working capital advances from SIBG. As of March 31, 2002, Frederick Brewing had a working capital deficit of $8,180,034. Net cash used in operating activities was $454,094 for the period ended March 31, 2002 as compared to $412,461 for the comparable period in 2001.

Net cash used by investing activities was $20,713 for the period ended March 31, 2002, which represented equipment purchases of $14,614 and intangible asset purchases of 6,099 as compared to net cash provided by investing of $45,077 for the comparable period in 2001.

Net cash provided by financing activities was $465,079 for the period ended March 31, 2002 representing the utilization of working capital loans from SIBG of $480,089 offset by capital lease payments of $15,010. Net cash provided by financing was $391,434 for the comparable period in 2001.

Frederick Brewing’s ability to meet its obligations on a long-term basis is dependent on achieving operating profitability and generating positive cash flows. To achieve these results, Frederick Brewing continues to work to eliminate or substantially reduce excess brewing capacity. In order to meet its short-term obligations, Frederick Brewing will need to continue to borrow additional amounts from SIBG or from other financing sources. Frederick Brewing currently receives funding for its working capital and other corporate needs under the SIBG note, which is payable on demand and provides that Frederick Brewing may borrow on a revolving basis up to $5,000,000 in principal, subject to certain limitations. As of June 10, 2002, Frederick Brewing owed $7,011,081 to SIBG. This amount includes principal, interest and amounts due under the management agreement and the sales and marketing agreement with SIBG and for amounts owed for the monthly real estate maintenance fee related to the lease of the Frederick property. To meet Frederick Brewing’s short-term working capital needs, SIBG may increase the amounts available to Frederick Brewing under the SIBG note. SIBG currently receives funding for Frederick Brewing’s borrowings under the SIBG note from a $5,000,000 line of credit obtained by SIBG from a financial institution (the “SIBG Line of Credit”) on substantially similar terms as those between Frederick and SIBG, and from loans aggregating $1,500,000 in principal amount from C. David Snyder (the “Snyder Notes”), which are payable on demand and allow SIBG to borrow on a revolving basis, subject to certain limitations. As of June 10, 2002, there was no availability under the SIBG Line of Credit and no availability under the Snyder Notes. To fund the increased availability to Frederick Brewing under the SIBG note, SIBG may conduct a private equity offering to raise additional funds or may borrow additional amounts from Mr. Snyder on a case-by-case basis; however, any increased availability under the SIBG note will be limited to the amount of any new funds raised by SIBG or borrowed from Mr. Snyder. Moreover, SIBG, which merged with Crooked River Brewing Company, LLC and Royal Brewing, LLC in 2001, may also utilize some of the funds raised or borrowed by SIBG to fund the Crooked River and Royal Brewing operations. As a result, some or all of the funds may, in fact, not be available to Frederick Brewing if SIBG utilizes those funds. Furthermore, even though SIBG is owned and controlled by Mr. Snyder, Frederick Brewing’s Chairman and Chief Executive, SIBG may nonetheless have to demand repayment from Frederick Brewing of amounts outstanding under the SIBG note if the financial institution providing funding to SIBG demands repayment under the SIBG Line of Credit or if Mr. Snyder demands repayment of the Snyder Notes. To meet its long-term needs, Frederick Brewing continues to explore obtaining financing arrangements from other sources, including possibly a line of credit secured by Frederick Brewing’s equipment, although no assurances can be given that any such financing arrangements can be obtained and, if obtained, upon what terms such financing would be provided to Frederick Brewing.

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

Provision for Income Taxes

Frederick Brewing has incurred significant net operating losses during the last several calendar years and additional losses were incurred for the interim period ended March 31, 2002. As a result, no provision for income taxes has been provided for on the Statements of Operations for the periods ended March 31, 2002 and 2001. As of March 31, 2002, Frederick Brewing has recorded a full valuation allowance against its net deferred tax assets.

Certain Factors That May Affect Future Results

From time to time, information provided by Frederick Brewing, statements by its employees or information included in its filings with the U.S. Securities and Exchange Commission (including those portions of this Management’s Discussion and Analysis that refer to the future) may contain forward-looking statements that are not historical facts. Those statements are “forward-looking” within the meaning of the Private Securities Litigation Reform Act of 1995. When used in this Form 10-QSB, the words “believes,” “anticipates,” “expects,” “intends” and other predictive, interpretive and similar expressions are intended to identify such forward-looking statements. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results of Frederick Brewing to be materially different from expectations expressed or implied by such forward-looking statements. Such factors include, but are not limited to:

•
Going Concern.    The financial statements included in this report have been prepared assuming Frederick Brewing will continue as a going concern. Frederick Brewing has sustained significant recurring operating losses and cash flow deficits and has significant cash commitments to creditors. These facts raise substantial doubt about Frederick Brewing’s ability to continue as a going concern.

•
Reliance on SIBG and C. David Snyder.    Frederick Brewing’s success continues to significantly depend upon the financial support and contributions of Frederick Brewing’s controlling shareholder, SIBG, and Frederick Brewing’s Chairman and Chief Executive Officer, C. David Snyder:

•
Under the management agreement and the sales and marketing agreement with SIBG, SIBG provides extensive management and sales and marketing services to Frederick Brewing. The management agreement automatically renewed for another one-year term on August 24, 2001 and the sales and marketing agreement renewed for another one-year term on January 1, 2002; however, if SIBG terminates these agreements, there can be no assurance that Frederick Brewing will be able to attract and hire qualified management and sales and marketing personnel to develop its business and to sell its products;

•
As of June 10, 2002, Frederick Brewing obtained funding for operations from borrowings under the SIBG note, which has no remaining availability. There can be no assurance that SIBG will be able to increase the amounts available to Frederick Brewing under the SIBG note or that Frederick Brewing will be able to borrow funds from other financing sources to meet its long-term working capital needs. In addition, there can be no assurance that SIBG will not have to demand repayment of the amounts already borrowed under the SIBG note if the financial institution that provides the funding for these loans to SIBG demands repayment from SIBG, or if Mr. Snyder demands repayment of the Snyder Notes from SIBG. If SIBG demands repayment of the SIBG note, there can be no assurance that Frederick Brewing will be able to obtain alternative financing, or if such alternative financing is obtained, there can be no assurance as to the terms of the financing; and

•
SIBG’s ownership of other brands has resulted in the four-year agreement for Frederick Brewing to produce and package the Crooked River and Christian Moerlein brands and may lead to the production of other SIBG-owned brands. If SIBG terminates the current production agreement with Frederick Brewing there can be no assurance that Frederick Brewing will be able to obtain other production contracts, which are needed to increase plant utilization.

•
Potential Out-Of-Code Production Loss.    Frederick Brewing accrued $350,000 during 1999 for a potential loss related to allegedly out-of-code product that was exported to, and is currently warehoused in, a non-U.S. market. Frederick Brewing’s management is currently reviewing the situation and is in discussion with the relevant authorities in the non-U.S. markets. However, because all arrangements regarding this product were made by former management and, at this point, much information regarding this situation is still unknown, the potential amount of this loss is difficult to predict

•
Heavy Dependence on Wholesale Distributors.    Frederick Brewing distributes its products only through independent wholesale distributors for resale to retailers. Accordingly, Frederick Brewing is dependent upon these wholesale distributors to sell Frederick Brewing’s beers, to assist Frederick Brewing in creating demand for its products and to provide adequate service to its retail customers. In addition, there can be no assurance that any of Frederick Brewing’s wholesale distributors will devote the resources necessary to provide effective sales and promotional support to Frederick Brewing.

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

PART II.     OTHER INFORMATION

Item 3.     Default Upon Senior Securities

The holders of Frederick Brewing’s 8% Cumulative Convertible Preferred Stock, Series A, par value $.01 per share, are entitled to receive $40 per share annum in dividends, when and if declared by Frederick Brewing’s Board of Directors. These dividends are due and payable quarterly in arrears at a rate of $10 per share. Frederick Brewing has never declared and paid dividends on the Series A stock, and as of March 31, 2002, dividends in arrears totaled $305,550.

Item 6.     Exhibits And Reports On Form 8-k

a.  Exhibits

Except as otherwise indicated, the following Exhibits are filed herewith and made a part hereof:

Exhibit No.	Description

10.15	Production Agreement, dated as of March 25, 2002, by and between Stoudt Brewery and Frederick Brewing Company

b.  Reports on Form 8-K

None

FREDERICK BREWING CO.

SIGNATURES

In accordance with the requirements of the Securities and Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FREDERICK BREWING CO

By:	/s/ C. DAVID SNYDER
C. David Snyder
Chairman of the Board, Chief
Executive Officer and Treasurer

Date: June 21, 2002

/s/ DONALD L. SNYDER
Donald L. Snyder
Principal Financial and Accounting Officer
Date: June 21, 2002

FREDERICK BREWING CO.

EXHIBIT INDEX

Exhibit	Description

10.15	Production Agreement, dated as of March 25, 2002, by and between Stoudt Brewery and Federick Brewing Company