Form 10QSB
period 2002-06-30
FREDERICK BREWING CO
filed 2002-08-14
CIK 926978

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                             ----------------------

                                   FORM 10-QSB

(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2002.

                                       OR

[ ]      TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT.

                        Commission File Number: 000-27800

                        ---------------------------------

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
Yes [X] No [ ]

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

      TITLE OF EACH CLASS           NUMBER OF SHARES OUTSTANDING AS OF AUGUST 13, 2002
      -------------------           --------------------------------------------------
Common Stock, $0.0004 Par Value                          8,596,211

         Transitional Small Business Disclosure Format: (check one):
Yes [ ]  No [X]


================================================================================

                              FREDERICK BREWING CO.

                              INDEX TO FORM 10-QSB
                                  JUNE 30, 2002


                                                                                                                        PAGE NO.
                                                                                                                        --------

PART I.         FINANCIAL INFORMATION..............................................................................         3

Item 1.         Financial Statements...............................................................................         3

                Balance Sheet (unaudited) June 30, 2002............................................................         3

                Statements of Operations (unaudited) for the three and six-months ended June 30, 2002 and 2001.....         4

                Statements of Cash Flows (unaudited) for the three and six-months ended June 30, 2002 and 2001.....         5

                Notes to Financial Statements (unaudited)..........................................................         6

Item 2.         Management's Discussion and Analysis of Financial Condition and Results of Operations..............         7

PART II.        OTHER INFORMATION..................................................................................        16

Item 3.         Default Upon Senior Securities.....................................................................        16

Item 6.         Exhibits and Reports on Form 8-K...................................................................        16

SIGNATURES.........................................................................................................        17

                          PART I. FINANCIAL INFORMATION

ITEM 1.           FINANCIAL STATEMENTS

                              FREDERICK BREWING CO.

                                  BALANCE SHEET
                                  JUNE 30, 2002
                                   (UNAUDITED)

                                     ASSETS

Current assets:
 Cash ................................................................................  $      5,208
 Restricted cash .....................................................................        12,476
 Trade receivables, net of allowance for doubtful accounts of $31,716 ................        50,599
 Inventories, net ....................................................................       357,873
 Prepaid expenses and other current assets ...........................................        42,393
                                                                                        ------------
      Total current assets ...........................................................       468,549
Property, plant and equipment, net of accumulated depreciation of $3,355,136 .........     4,366,004
Intangibles, net of accumulated amortization of $586,972 .............................        39,677
Goodwill .............................................................................       680,462
                                                                                        ------------
      Total assets ...................................................................  $  5,554,692
                                                                                        ============

                      LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
 Current maturities of long-term debt ................................................  $  7,108,132
 Current portion of capital lease obligation .........................................        66,551
 Accounts payable ....................................................................       953,140
 Accrued liabilities .................................................................     1,503,631
                                                                                        ------------
      Total current liabilities ......................................................     9,631,454
 Capital lease obligation, net of current portion ....................................     2,448,439
                                                                                        ------------
      Total liabilities ..............................................................    12,079,893
                                                                                        ------------

Commitments and Contingencies ........................................................            --
Stockholders' deficit:
 Preferred Stock-$0.01 par value, 1,000,000 shares authorized; cumulative, convertible
   Series A, 1,455 shares issued and outstanding .....................................       548,512
 Common Stock-$.0004 par value, 19,000,000 shares authorized; 8,596,211 shares issued
   and outstanding ...................................................................         3,439
 Additional paid-in capital ..........................................................    23,861,881
 Accumulated deficit .................................................................   (30,939,033)
                                                                                        ------------
      Total stockholders' deficit ....................................................    (6,525,201)
                                                                                        ------------
      Total liabilities and stockholders' deficit ....................................  $  5,554,692
                                                                                        ============


   The accompanying notes are an integral part of these financial statements.

                              FREDERICK BREWING CO.

                            STATEMENTS OF OPERATIONS
            FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2002 AND 2001
                                   (UNAUDITED)

                                                           THREE MONTHS ENDED             SIX MONTHS ENDED
                                                                 JUNE 30,                     JUNE 30,
                                                               -----------                  -----------
                                                           2002          2001           2002            2001
                                                       -----------    -----------    -----------    -----------
Proprietary brands sales ...........................   $   341,491    $   615,771    $   749,426    $ 1,207,548
Co-pack fees .......................................       298,484        137,693        554,411        243,718
                                                       -----------    -----------    -----------    -----------
    Gross sales ....................................       639,975        753,464      1,303,837      1,451,266
Less: returns and allowances and excise taxes ......        56,239         76,033        123,895        167,691
                                                       -----------    -----------    -----------    -----------
    Net sales ......................................       583,736        677,431      1,179,942      1,283,575
Cost of sales ......................................     1,286,959        785,834      1,938,994      1,511,474
                                                       -----------    -----------    -----------    -----------
    Gross loss .....................................      (703,223)      (108,403)      (759,052)      (227,899)
Selling, general and administrative expense ........       210,606        386,863        468,448        839,783
                                                       -----------    -----------    -----------    -----------
    Operating loss .................................      (913,829)      (495,266)    (1,227,500)    (1,067,682)
Interest expense, net ..............................       178,700        182,017        365,300        362,129
                                                       -----------    -----------    -----------    -----------
    Net loss .......................................   $(1,092,529)   $  (677,283)   $(1,592,800)   $(1,429,811)
                                                       -----------    -----------    -----------    -----------

Net loss per common share:-basic and diluted
    Net loss per common share-basic and diluted ....   $     (0.13)   $     (0.08)   $     (0.19)   $     (0.17)
                                                       ===========    ===========    ===========    ===========

    Weighted average common shares-basic and diluted     8,596,211      8,596,211      8,596,211      8,596,211
                                                       ===========    ===========    ===========    ===========

   The accompanying notes are an integral part of these financial statements.

                              FREDERICK BREWING CO.

                            STATEMENTS OF CASH FLOWS
            FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2002 AND 2001
                                   (UNAUDITED)

                                                               THREE MONTHS ENDED             SIX MONTHS ENDED
                                                                     JUNE 30,                     JUNE 30,
                                                                   -----------                  -----------
                                                               2002          2001           2002             2001
                                                           -----------    -----------    -----------    -----------

Cash flows from operating activities:
  Net loss .............................................   $(1,092,529)   $  (677,283)   $(1,592,800)   $(1,429,811)
  Adjustments to reconcile net loss to net cash used in
        operating activities:
        Depreciation ...................................       117,340        112,211        235,030        224,422
        Amortization ...................................        15,828         79,344         31,657        158,688
  Change in operating assets and liabilities:
        Trade receivables ..............................        42,757       (114,506)        95,513        (47,723)
        Inventories ....................................        (1,330)       (46,378)         8,229       (133,098)
        Prepaid assets .................................        10,437         (3,144)        30,114         12,644
        Accounts payable ...............................      (196,647)      (330,416)      (345,956)      (341,071)
        Accrued liabilities ............................       742,795        109,890        722,770        273,207
                                                           -----------    -----------    -----------    -----------
  Net cash used in operating activities ................      (361,349)      (870,282)      (815,443)    (1,282,742)

  Cash flows from investing activities:
   Purchase of property and equipment ..................        (6,155)       (17,963)       (20,769)       (23,958)
   Purchase of intangibles .............................            --             --         (6,099)            --
   Decrease in restricted cash .........................            --             --             --         51,071
                                                           -----------    -----------    -----------    -----------
   Net cash (used in) provided by investing activities .        (6,155)       (17,963)       (26,868)        27,113

  Cash flows from financing activities:
   Net proceeds from debt borrowings ...................       381,363        869,884        861,452      1,274,757
   Payments on capital lease ...........................       (15,492)       (22,826)       (30,502)       (36,265)
                                                           -----------    -----------    -----------    -----------
   Net cash provided by financing activities ...........       365,871        847,058        830,950      1,238,492
                                                           -----------    -----------    -----------    -----------
  Net decrease in cash .................................        (1,633)       (41,187)       (11,361)       (17,137)
  Cash-beginning of period .............................         6,841         41,187         16,569         17,137
                                                           -----------    -----------    -----------    -----------
  Cash-end of period ...................................   $     5,208    $        --    $     5,208    $        --
                                                           ===========    ===========    ===========    ===========

   The accompanying notes are an integral part of these financial statements.

                              FREDERICK BREWING CO.

                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 2002
                                   (UNAUDITED)


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



2.       MANAGEMENT'S OPINION

         In the opinion of Frederick Brewing's management, Frederick Brewing's unaudited financial position as of June 30, 2002 and the results of its operations and cash flows for the interim periods ended June 30, 2002 and the results of its operations and cash flows for the interim periods ended June 30, 2001, reflect all adjustments (consisting only of normal and recurring accruals and other adjustments) necessary to present fairly the results of the interim periods presented. The operating results for the interim periods presented are not necessarily indicative of the results expected for other interim periods within 2002 or for the year ending December 31, 2002. Information relating to the financial position, results of operations and cash flows of Frederick Brewing as of and for the year ended December 31, 2001 may be found in the financial statements included in Frederick Brewing's Annual Report filed on Form 10-KSB for the year ended December 31, 2001.

3.       INVENTORIES

         Inventories consist of raw ingredients, work in process, packaging materials, finished products and marketing supplies, and are valued at the lower of cost or market. Cost is determined by the first-in, first-out (FIFO) method. Frederick Brewing periodically reviews the age and marketability of its inventory, and provides obsolescence reserves as necessary. Net inventories at June 30, 2002 are as follows:

Raw ingredients......................................  $    27,779
Work in process......................................       57,440
Packaging materials..................................      166,816
Finished goods.......................................       52,483
Marketing supplies...................................      103,658
                                                       -----------
Inventory, gross.....................................      408,176
Reserve for obsolescence.............................      (50,303)
                                                       -----------
Inventory, net.......................................  $   357,873
                                                       ===========

                              FREDERICK BREWING CO.

                                  JUNE 30, 2002
                                   (UNAUDITED)


4.        NEW ACCOUNTING STANDARDS

          On July 20, 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) 141, Business Combinations, and SFAS 142, Goodwill and Intangible Assets. SFAS 141 is effective for all business combinations completed after June 30, 2001. SFAS 142 is effective for fiscal years beginning after December 15, 2001; however, certain provisions of this Statement apply to goodwill and other intangible assets acquired between July 1, 2001 and the effective date of SFAS 142. SFAS 142 requires that goodwill and other purchased intangible assets no longer be amortized to earnings, but instead be reviewed for impairment at least annually.


5.        NET LOSS PER COMMON SHARE

          Frederick Brewing calculates basic and diluted earnings or loss per share in accordance with Statement of Financial Accounting Standards No. 128, "Earnings Per Share," which requires the presentation of basic earnings or loss per share and diluted earnings or loss per share for all periods presented. Basic per share loss is based on weighted average number of outstanding common shares for the period. Diluted per share loss adjusts the weighted average for the potential dilution that could occur if stock options, warrants, or other convertible securities were exercised or converted into common stock. Diluted loss per share equals basic loss per share for 2002 and 2001 because the effects of such items were anti-dilutive.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

          The following is a discussion of the financial condition, changes in financial condition and results of operations of Frederick Brewing for the three-month and six-month periods ended June 30, 2002 and 2001. This discussion should be read in conjunction with the Management's Discussion and Analysis of Financial Condition and Results of Operations and the Financial Statements and Notes thereto included in Frederick Brewing's Form 10-KSB for the fiscal year ended December 31, 2001.

OVERVIEW

          For the six-month period ended June 30, 2002, Frederick Brewing's operating losses increased by $159,818 to $1,227,500 compared to $1,067,682 for the comparable period in 2001. Management attributes the increase in operating losses to a one time charge related to operating utilities assessed to the Company during the three months ended June 30, 2002, offset by a decrease in normal operating costs, improved production efficiency and an increase in capacity utilization at its Frederick, Maryland brewery. Excluding the effect of the one-time operating utility charge, management believes that its operating losses will decrease in 2002 due in large part to expected further increases in the capacity utilization rate at Frederick Brewing's brewery. Under the production agreement with Snyder International Brewing Group, LLC ("SIBG"), Frederick Brewing currently brews Crooked River and Christian Moerlein brands and began brewing the Little Kings brand in July 2001. In May 2002, Frederick Brewing began production of the Stoudt Brewery brands under the production agreement dated March 25, 2002. For the six-month period ended June 30, 2002, Frederick Brewing had produced 10,010 barrels of SIBG brands and other co-packed brands as compared to 3,534 barrels for the same period in 2001. By brewing the Crooked River, Christian Moerlein, Little Kings and Stoudt brands, management expects that Frederick Brewing's annual production will grow to over 40,000 barrels and its current capacity utilization will significantly increase. In July 2002 Frederick Brewing entered into production agreements with Penn Brewery, Pittsburgh, PA and Williamsburg Brewing Co., Williamsburg, Va., which will further increase capacity utilization at its brewery. Production of the Penn Brewery and Williamsburg Brewing Co. brands are expected to begin in September 2002. In an effort to decrease operating losses, management continues to seek other means by which to decrease operating costs and to increase capacity utilization at the Frederick, Maryland facility, including exploring opportunities to enter into additional production agreements with other brewers. No assurance can be given, however, that management's efforts will either result in decreased operating losses or in increased plant utilization.

          While Frederick Brewing's total barrels produced in the first half of 2002 increased by 4,213 barrels to 14,532 barrels from 10,319 barrels produced in the first half of 2001, this change is primarily caused by the significant increases in barrels produced by Frederick Brewing under the production agreements with SIBG and Stoudt Brewery. Sales of Frederick Brewing's proprietary brands (Blue Ridge, Wild Goose, Brimstone and Hempen) decreased by 2,261 barrels from 6,785 barrels in the first half of 2001 to 4,524 barrels in the first half of 2002. A small percentage of this decrease can be attributed to no longer producing the Hempen brands.

          In February 2002, in an effort to reduce its distribution costs, Frederick Brewing renegotiated its distrubutor agreements to eliminate the depletion allowance program. The change in the depletion allowance program intitally resulted in smaller orders from distributors and lower consumer sales in some retail channels that were not well suited to carry Frederick Brewing's higher priced brands. Additionally, a few of Frederick Brewing's brands were identified as under-performing. By identifying these under-performing brands, management believes that it will be able to streamline the brand portfolio and concentrate sales and marketing efforts on the brands that are more likely to succeed. Currently, Wild Goose is Frederick Brewing's best-selling brand. For the period ended June 30, 2002, Wild Goose sales accounted for 74.6% of Frederick Brewing's volume of its proprietary brands, as compared to 72.6% for the same period in 2001. Frederick Brewing's management believes that Wild Goose has the greatest future sales potential of Frederick Brewing's proprietary brands; accordingly, management plans to concentrate its sales and marketing efforts on the Wild Goose brands during the second half of 2002.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2002 TO THREE MONTHS ENDED JUNE 30, 2001.

GROSS SALES

         Gross sales for the three-month periods ended June 30, 2002 and 2001 were $639,975 and $753,464, respectively, a decrease of $113,489 or 15.1%. Gross sales of Frederick Brewing's proprietary brands (Blue Ridge, Wild Goose, Brimstone and Hempen) for the three-month periods ended June 30, 2002 and 2001 were $341,491 and $615,771, respectively, a decrease of $274,280 or 44.5%. The decrease in gross sales of proprietary brands was related to:

          - a reduction in Hempen sales due to management's decision to no longer produce these brands;

          -         a continuing decrease in the sales of the Blue Ridge brands;

          - reduced orders from distributors due to changes made in 2002 to Frederick Brewing's depletion allowance program with its distributors


Gross sales attributable to co-pack fees charged under the production agreements with SIBG and Stoudt for the three-month periods ended June 30, 2002 and 2001 were $298,484 and $137,693, respectively, an increase of $160,791 or 116.8%.

         Total shipped barrels increased to 7,393 barrels for the three-month period ended June 30, 2002 from 5,255 barrels for the comparable period in 2001, an increase of 2,138 barrels or 40.7%. Shipped barrels increased for the three-month period ended June 30, 2002 as a result of an increase in SIBG and Stoudt brands produced under their respective production agreements.

SELLING PRICE PER BARREL

         The average selling price per barrel decreased by $57.32, or approximately 39.8%, to $86.56 per barrel for the three-month period ended June 30, 2002 from $143.88 for the comparable period in 2001. The decrease in the selling price per barrel was primarily due to a significant increase in barrels shipped under Frederick Brewing's production agreement with SIBG and Stoudt for the three-month period ending June 30, 2002. In the beer industry, the selling price per barrel for barrels produced under production agreements is typically much lower than the selling price per barrel for brewers' proprietary brands. Frederick Brewing continues to position its proprietary brands (Wild Goose, Blue Ridge and Brimstone) in the consumer market as high-quality specialty-crafted products. The average selling price per barrel for Frederick Brewing's proprietary brands decreased by $13.33 per barrel to $158.10 for the three-month period ended June 30, 2002 from $171.43 for the comparable period in 2001.

         The decrease in the average selling price for Frederick Brewing's proprietary brands is due to the elimination of the depletion allowance program. The elimination of the depletion allowance program reduced the selling price to distributors in order to hit the proper price points on the retail shelf.

RETURNS AND ALLOWANCES

         Product returns and allowances were $31,087 for the three-month period ended June 30, 2002 compared to $39,849 for the comparable period in 2001. The reduction in returns and allowances for the three-month period ended June 30, 2002 can be attributed to the decrease in gross sales.

EXCISE TAXES

         State and federal excise taxes were $25,153 for the three-month period ended June 30, 2002 and $36,184 for the comparable period in 2001, representing 3.9% and 4.8% of gross sales, respectively. State excise tax rates and methods of computing taxes vary, depending on where the beer is sold. In some states, such as Maryland and Pennsylvania, the brewer is required to pay the tax; in others, such as Virginia, and also in the District of Columbia, the tax is paid by the purchasing distributor. Frederick Brewing currently pays $7 per barrel federal excise tax on all beer sold within the United States. Excise taxes are charged only upon the sale of Frederick Brewing's proprietary brands. The decrease in excise taxes paid results from the mix of sales by state and lower volumes of proprietary brands shipped for the three-month period ended June 30, 2002.

COST OF SALES

         For the three-month periods ended June 30, 2002 and 2001, the cost of sales was $1,286,959, or $174.08 per barrel, and $785,834, or $149.54 per barrel, respectively. Cost of sales was determined using the number of barrels of proprietary brands and co-packed brands shipped by Frederick Brewing for the three-month periods ended June 30, 2002 and 2001. The cost of sales for the three-month period ended June 30, 2002 increased to 220.5% of net sales from 116.0% for the comparable period in 2001. Variable costs were $365,011 or $49.37 per barrel, for the three-month period ended June 30, 2002 compared to $535,924, or $101.98 per barrel, for the comparable period in 2001. Fixed overhead costs for the three-month period ended June 30, 2002 increased by $672,038 to $921,948 from $249,910 for the comparable period in 2001. The increase in fixed overhead costs is attributed to the one-time charge related to operating utilities assessed to the Company.

         Variable costs include raw materials, packaging materials, liquid costs and variable labor costs directly related to the production and packaging of beer. Variable and fixed overhead costs include costs related to the following operational departments: brewing, cellaring, packaging, quality assurance, warehousing, maintenance and production management. Fixed costs include depreciation expense, salary personnel costs, rent and a one-time operating utility charge.

         The net increase in cost of sales per barrel for the three-month period ended June 30, 2002 was primarily due to the one-time operating utility charge and offset by Frederick Brewing's cost of goods sold being absorbed over increased barrel shipments, 7,393 barrels for the period ended June 30, 2002 compared to 5,255 barrels for the comparable period in 2001. For the three-month period ended June 30, 2002, Frederick Brewing's brewing facility operated at a level of 29.6% of plant capacity compared to 21.0% for the comparable period in 2001. Frederick Brewing's capacity utilization has a significant impact on gross profit. When facilities are operating at their maximum designed production capacities (100,000 barrels designed annual capacity for Frederick Brewing), profitability is favorably affected by spreading fixed operating costs over a larger sales base. Because the actual production level is substantially below the facility's maximum designed production capacity, gross margins are negatively impacted. This impact is reduced when actual utilization levels increase.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES AND MANAGEMENT FEES

         Selling, general and administrative expenses for the three-month period ended June 30, 2002 decreased $176,256, or approximately 45.6%, to $210,607 from $386,863 for the comparable period in 2001. This decrease was due, in part, to reductions in selling and marketing expenses, accounting and legal costs and a reduction in management fees due to SIBG. Effective May 1, 2002, SIBG reduced the sales and marketing fee owed by Frederick Brewing under the management agreement from $29,908 to $10,000. The sales and marketing fee was reduced to reflect a decrease in certain sales and marketing services provided by SIBG.

INTEREST EXPENSE

         Interest expense decreased $3,317, or approximately 1.8%, to $178,700 for the three-month period ended June 30, 2002 compared to $182,017 for the comparable period in 2001. A substantial portion of the interest expense incurred during the three-month period ended June 30, 2002 related to indebtedness incurred by Frederick Brewing in connection with the capital lease of its brewing facility and interest due SIBG for working capital advances under the SIBG note.

RESULTS OF OPERATIONS

SIX MONTHS ENDED JUNE 30, 2002 TO SIX MONTHS ENDED JUNE 30, 2001.

GROSS SALES

         Gross sales for the six-month periods ended June 30, 2002 and 2001 were $1,303,837 and $1,451,266 respectively, a decrease of $147,429 or 10.2%. Gross sales of Frederick Brewing's proprietary brands (Blue Ridge, Wild Goose, Brimstone and Hempen) for the six-month periods ended June 30, 2002 and 2001 were $749,426 and $1,207,548, respectively, a decrease of $458,122 or 37.9%. The decrease in gross sales of proprietary brands was related to:

          - a reduction in Hempen sales due to management's decision to no longer produce these brands;

          -         a continuing decrease in the sales of the Blue Ridge brands;

          - reduced orders from distributors due to changes made in 2002 to Frederick Brewing's depletion allowance program with its distributors


Gross sales attributable to co-pack fees charged under the production agreements with SIBG and Stoudt Brewery for the six-month periods ended June 30, 2002 and 2001 were $554,411 and $243,718, respectively, an increase of $310,693 or 127.5%.

         Total shipped barrels increased to 14,532 barrels for the six-month period ended June 30, 2002 from 10,319 barrels for the comparable period in 2001, an increase of 4,213 barrels or 40.8%. Shipped barrels increased for the six-month period ended June 30, 2002 as a result of an increase in SIBG and Stoudt brands produced under their respective production agreements.

SELLING PRICE PER BARREL

         The average selling price per barrel decreased by $50.92, more than 36.2%, to $89.72 per barrel for the six-month period ended June 30, 2002 from $140.64 for the comparable period in 2001. The decrease in the selling price per barrel was primarily due to a significant increase in barrels shipped under Frederick Brewing's production agreement with SIBG and Stoudt for the six-month period ending June 30, 2002. In the beer industry, the selling price per barrel for barrels produced under production agreements is typically much lower than the selling price per barrel for brewers' proprietary brands. Frederick Brewing continues to position its proprietary brands (Wild Goose, Blue Ridge and Brimstone) in the consumer market as high-quality specialty-crafted products. The average selling price per barrel for Frederick Brewing's proprietary brands decreased by $12.31 per barrel to $165.66 for the six-month period ended June 30, 2002 from $177.97 for the comparable period in 2001.

         The decrease in the average selling price for Frederick Brewing's proprietary brands is due to the elimination of the depletion allowance program. The elimination of the depletion allowance program reduced the selling price to distributors in order to hit the proper price points on the retail shelf.

RETURNS AND ALLOWANCES

         Product returns and allowances were $79,333 for the six-month period ended June 30, 2002 compared to $101,603 for the comparable period in 2001. The reduction in returns and allowances for the six-month period ended June 30, 2002 can be attributed to the decrease in gross sales and the elimination of the depletion allowance program in March 2002.

EXCISE TAXES

         State and federal excise taxes were $44,562 for the six-month period ended June 30, 2002 and $66,088 for the comparable period in 2001, representing 3.4% and 4.6% of gross sales, respectively. State excise tax rates and methods of computing taxes vary, depending on where the beer is sold. In some states, such as Maryland and Pennsylvania, the brewer is required to pay the tax; in others, such as Virginia, and also in the District of Columbia, the tax is paid by the purchasing distributor. Frederick Brewing currently pays $7 per barrel federal excise tax on all beer sold within the United States. Excise taxes are charged only upon the sale of Frederick Brewing's proprietary brands. The decrease in excise taxes paid results from the mix of sales by state and lower volumes of proprietary brands shipped for the six-month period ended June 30, 2002.

COST OF SALES

         For the six-month periods ended June 30, 2002 and 2001, the cost of sales was $1,938,994, or $133.43 per barrel, and $1,511,474, or $146.47 per barrel, respectively. Cost of sales was determined using the number of barrels of proprietary brands and co-packed brands shipped by Frederick Brewing for the six-month periods ended June 30, 2002 and 2001. The cost of sales for the six-month period ended June 30, 2002 increased to 164.3% of net sales from 117.8% for the comparable period in 2001. Variable costs were $717,902, or $49.40 per barrel, for the six-month period ended June 30, 2002 compared to $1,011,836, or $98.06 per barrel, for the comparable period in 2001. Fixed overhead costs for the six-month period ended June 30, 2002 increased by $721,454 to $1,221,092 from $499,638 for the comparable period in 2001. The increase in fixed overhead costs is attributed to the one-time charge related to operating utilities assessed to the Company.


         Variable costs include raw materials, packaging materials, liquid costs and variable labor costs directly related to the production and packaging of beer. Variable and fixed overhead costs include costs related to the following operational departments: brewing, cellaring, packaging, quality assurance, warehousing, maintenance and production management. Fixed costs include depreciation expense, salary personnel costs, rent and a one-time operating utility charge.

         The net decrease in cost of sales per barrel for the six-month period ended June 30, 2002 was primarily caused by Frederick Brewing's cost of goods sold being absorbed over an increased barrel shipment, 14,532 barrels for the six-month period ended June 30, 2002 compared to 10,319 barrels for the comparable period in 2001. The decrease in cost of sales per barrel for the six-month period ended June 30, 2002 was partially offset by the one-time operating utility charge. For the six-month period ended June 30, 2002, Frederick Brewing's brewing facility operated at a level of 29.1% of plant capacity compared to 20.6% for the comparable period in 2001. Frederick Brewing's capacity utilization has a significant impact on gross profit. When facilities are operating at their maximum designed production capacities (100,000 barrels designed annual capacity for Frederick Brewing), profitability is favorably affected by spreading fixed operating costs over a larger sales base. Because the actual production level is substantially below the facility's maximum designed production capacity, gross margins are negatively impacted. This impact is reduced when actual utilization levels increase.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES AND MANAGEMENT FEES

         Selling, general and administrative expenses for the six-month period ended June 30, 2002 decreased $371,335 or approximately 44.2%, to $468,448 from $839,783 for the comparable period in 2001. This decrease was due, in part, to reductions in sales, administrative and executive personnel, accounting and legal costs and a reduction in management fees due to SIBG. Effective May 1, 2002, SIBG reduced the monthly sales and marketing fee owed by Frederick Brewing under the management agreement from $29,908 to $10,000. The sales and marketing fee was reduced to reflect a decrease in certain sales and marketing services provided by SIBG.

INTEREST EXPENSE

         Interest expense increased $3,171, or approximately 0.9%, to $365,300 for the six-month period ended June 30, 2002 compared to $362,129 for the comparable period in 2001. A substantial portion of the interest expense incurred during the six-month period ended June 30, 2002 related to indebtedness incurred by Frederick Brewing in connection with the capital lease of its brewing facility and interest due SIBG for working capital advances under the SIBG note.

LIQUIDITY AND CAPITAL RESOURCES

         Frederick Brewing has recorded losses from operations since 1993 and has funded its operations primarily from private and public placements of common and preferred stock and, since August 24, 1999, from unsecured working capital advances from SIBG. As of June 30, 2002, Frederick Brewing had a working capital deficit of $9,162,905. Net cash used in operating activities was $361,349 for the three-month period ended June 30, 2002 as compared to $870,282 for the comparable period in 2001. Net cash used in operating activities was $815,443 for the six-month period ended June 30, 2002 as compared to $1,282,742 for the comparable period in 2001.

         Net cash used in investing activities was $6,155 for the three-month period ended June 30, 2002,which represented equipment purchases of $6,155 as compared to net cash used in investing activities of $17,963 for the comparable period in 2001. Net cash used in investing activities was $26,868 for the six-month period ended June 30, 2002, which resulted from equipment purchases of $20,769 and intangible asset purchases of 6,099 as compared to net cash provided by investing activities of $27,113 for the comparable period in 2001.

         Net cash provided by financing activities was $365,871 for the three-month period ended June 30, 2002 representing the utilization of working capital loans from SIBG of $381,363 offset by payments on capital lease and debt obligations of $15,492. Net cash provided by financing activities was $847,058 for the comparable period in 2001. Net cash provided by financing activities was $830,950 for the six-month period ended June 30, 2002 representing the utilization of working capital loans from SIBG of $861,452 offset by payments on capital lease and debt obligations of $30,502. Net cash provided by financing activities was $1,238,492 for the comparable period in 2001.

         Frederick Brewing's ability to meet its obligations on a long-term basis is dependent on achieving operating profitability and on generating positive cash flows. To achieve these results, Frederick Brewing continues to work to eliminate or substantially reduce excess brewing capacity. In order to meet its short-term obligations, Frederick Brewing will need to continue to borrow additional amounts from SIBG or from other financing sources. Frederick Brewing currently receives funding for its working capital and other corporate needs under the SIBG note, which is payable on demand and provides that Frederick Brewing may borrow on a revolving basis up to $5,000,000 in principal, subject to certain limitations. As of August 5, 2002, Frederick Brewing owed $7,047,980 to SIBG. This amount includes principal, interest and amounts due under the management agreement and the sales and marketing agreement with SIBG and for amounts owed for the monthly real estate maintenance fee related to the lease of the Frederick property . To meet Frederick Brewing's short-term working capital needs, SIBG may increase the amounts available to Frederick Brewing under the SIBG note. SIBG currently receives funding for Frederick Brewing's borrowings under the SIBG note from a $5,000,000 line of credit obtained by SIBG from a financial institution (the "SIBG Line of Credit") on substantially similar terms and from loans aggregating $1,500,000 in principal amount from C. David Snyder (the "Snyder Notes"), which are payable on demand and allow SIBG to borrow on a revolving basis, subject to certain limitations. As of August 5, 2002, there was no availability under the SIBG Line of Credit and no availability under the Snyder Notes. To fund the increased availability to Frederick Brewing under the SIBG note, SIBG may conduct a private equity offering to raise additional funds, if permitted by the lender of the SIBG Line of Credit, or may borrow additional amounts from Mr. Snyder on a case-by-case basis; however, any increased availability under the SIBG note will be limited to the amount of any new funds raised by SIBG or borrowed from Mr. Snyder. Moreover, SIBG, which merged with Crooked River Brewing Company, LLC and Royal Brewing, LLC in 2001 may also utilize some of the funds raised or borrowed by SIBG to fund SIBG's operations. As a result, some or all of the funds may, in fact, not be available to Frederick Brewing. Furthermore, even though SIBG is owned and controlled by Mr. Snyder, Frederick Brewing's Chairman and Chief Executive Officer, SIBG may nonetheless have to demand repayment from Frederick Brewing of amounts outstanding under the SIBG note if the financial institution providing funding to SIBG demands repayment under the SIBG Line of Credit or if Mr. Snyder demands repayment of the Snyder Notes. To meet its long-term needs, Frederick Brewing continues to explore obtaining financing arrangements from other sources, including possibly a line of credit secured by Frederick Brewing's equipment, although no assurances can be given that any such financing arrangements can be obtained and, if obtained, upon what terms such financing would be provided to Frederick Brewing.

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

PROVISION FOR INCOME TAXES

         Frederick Brewing has incurred significant net operating losses during the last several calendar years and additional losses were incurred for the three-month and six-month periods ended June 30, 2002. As a result, no provision for income taxes has been provided for on the Statements of Operations for the three-month and six-month periods ended June 30, 2002 and 2001. As of June 30, 2002, Frederick Brewing has recorded a full valuation allowance against its net deferred tax assets.

CERTAIN FACTORS THAT MAY AFFECT FUTURE RESULTS

         From time to time, information provided by Frederick Brewing, statements by its employees or information included in its filings with the U.S. Securities and Exchange Commission (including those portions of this Management's Discussion and Analysis that refer to the future) may contain forward-looking statements that are not historical facts. Those statements are "forward-looking" within the meaning of the Private Securities Litigation Reform Act of 1995. When used in this Form 10-QSB, the words "believes," "anticipates," "expects," "intends" and other predictive, interpretive and similar expressions are intended to identify such forward-looking statements. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results of Frederick Brewing to be materially different from expectations expressed or implied by such forward-looking statements. Such factors include, but are not limited to:

          - Going Concern. The financial statements included in this report have been prepared assuming Frederick Brewing will continue as a going concern. Frederick Brewing has sustained significant recurring operating losses and has significant cash commitments to creditors. These facts raise substantial doubt about Frederick Brewing's ability to continue as a going concern.

          - Current Operating Facilities. Currently, Frederick Brewing leases its operating facilities from Blue II, LLC, a Maryland limited liability company, and the lease is accounted for as a capital lease in accordance with Financial Accounting Standard No. 13 "Accounting for Leases". Blue II, LLC is 100% owned by SIBG. As a result of various defaults under the loan secured by the land and building, Blue II, LLC has been notified by its lender of its intention to demand repayment of the note payable on November 30, 2002. Blue II is currently exploring obtaining alternative financing, although no assurance can be given that any such financing arrangements can be obtained and, if obtained, upon what terms such financing would be provided to Blue II, LLC.

          - Reliance on SIBG and C. David Snyder. Frederick Brewing's success continues to significantly depend upon the financial support and contributions of Frederick Brewing's controlling shareholder, SIBG, and Frederick Brewing's Chairman and Chief Executive Officer, C. David Snyder:

                    - Under the management agreement and the sales and marketing agreement with SIBG, SIBG provides extensive management and sales and marketing services to Frederick Brewing. The management agreement automatically renewed for another one-year term on August 24, 2001 and the sales and marketing agreement renewed for another one-year term on January 1, 2002; however, if SIBG terminates these agreements, there can be no assurance that Frederick Brewing will be able to attract and hire qualified management and sales and marketing personnel to develop its business and to sell its products;

                    - Through August 5, 2002, Frederick Brewing obtained funding for operations from borrowings under the SIBG note, which has no remaining availability. There can be no assurance that SIBG will be able to increase the amounts available to Frederick Brewing under the SIBG note or that Frederick Brewing will be able to borrow funds from other financing sources to meet its long-term working capital needs. In addition, there can be no assurance that SIBG will not have to demand repayment of the amounts already borrowed under the SIBG note if the financial institution that provides the funding for these loans to SIBG demands repayment from SIBG, or if Mr. Snyder demands repayment of the Snyder Notes from SIBG. If SIBG demands repayment of the SIBG note, there can be no assurance that Frederick Brewing will be able to obtain alternative financing, or if such alternative financing is obtained, there can be no assurance as to the terms of the financing; and

                    - SIBG's ownership of other brands has resulted in the four-year agreement for Frederick Brewing to produce and package the Crooked River, Little Kings and Christian Moerlein brands and may lead to other production agreements to produce and package other SIBG-owned brands. If SIBG terminates the current production agreement with Frederick Brewing and/or determines not to enter into additional production agreements, there can be no assurance that Frederick Brewing will be able to obtain other production contracts, which are needed to increase plant utilization.

          - Potential Out-Of-Code Production Loss. Frederick Brewing accrued $350,000 during 1999 for a potential loss related to allegedly out-of-code product that was exported to, and is currently warehoused in, a non-U.S. market. Frederick Brewing's management is currently reviewing the situation and is in discussion with the relevant authorities in the non-U.S. markets. However, because all arrangements regarding this product were made by former management and, at this point, much information regarding this situation is still unknown, the potential amount of this loss is difficult to predict.

          - Heavy Dependence on Wholesale Distributors. Frederick Brewing distributes its products only through independent wholesale distributors for resale to retailers. Accordingly, Frederick Brewing is dependent upon these wholesale distributors to sell Frederick Brewing's beers, to assist Frederick Brewing in creating demand for its products and to provide adequate service to its retail customers. In addition, there can be no assurance that any of Frederick Brewing's wholesale distributors will devote the resources necessary to provide effective sales and promotional support to Frederick Brewing.

          - Competition. Frederick Brewing competes in the specialty beer segment of the domestic beer market against a variety of domestic and international brewers, many of whom have substantially greater financial, production, distribution and marketing resources and have achieved a higher level of brand recognition than Frederick Brewing. Increased competition could result in price reductions, reduced profit margins and loss of market share, all of which would have a material adverse effect on Frederick Brewing's financial condition and results of operations.

          - Decrease in Industry Growth. Beginning in 1997, the overall sales growth of domestic specialty brewers slowed substantially. Even though certain industry sources indicate that, since 1999, this trend has been reversing, there can be no assurance that the decrease in sales growth of domestic specialty brewers that previously occurred will not reoccur, which would have a material adverse effect on Frederick Brewing's financial condition and results of operations. Moreover, even if the domestic specialty beer category experiences growth in 2002 and beyond, no assurance can be given that Frederick Brewing will be in a position to take advantage of such growth.

          - Excess Brewing Capacity. Frederick Brewing must substantially reduce its excess brewing capacity in order to improve its financial performance. Although Frederick Brewing has taken actions to address this issue, such as entering into the production agreement with SIBG, and is exploring additional actions that can be taken to address this issue, no assurance can be given that such actions will be successful or, if successful, that any increase in utilization will increase the profitability of Frederick Brewing.

          - Marketing Strategies. Frederick Brewing believes that its new off-premise strategy to pursue display activity in chain supermarkets and large, regional beverage stores will increase sales. However, no assurances can be given that this marketing strategy will increase sales if retailers do not utilize the display programs and do not agree to carry more of Frederick Brewing's products in support of these programs. Moreover, even if retailers support these programs, no assurances can be given that consumers will purchase more of Frederick Brewing's products as a result.

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


                           PART II. OTHER INFORMATION

ITEM 3.           DEFAULT UPON SENIOR SECURITIES

          (b) The holders of Frederick Brewing's 8% Cumulative Convertible Preferred Stock, Series A, par value $.01 per share, are entitled to receive $40 per share per annum in dividends, when and if declared by Frederick Brewing's Board of Directors. These dividends are due and payable quarterly in arrears at a rate of $10 per share. Frederick Brewing has never declared and paid dividends on the Series A stock, and as of June 30, 2002, dividends in arrears totaled $320,100.

ITEM 6.          EXHIBITS AND REPORTS ON FORM 8-K

         a.      Exhibits

                 Except as otherwise indicated, the following Exhibits are filed herewith and made a part hereof:

          EXHIBIT
            NO.                                          DESCRIPTION
           ----                                          -----------

          10.16 Production Agreement, dated July 1, 2002, by and between Williamsburg Brewing Co. and Frederick Brewing Company

          10.17 Production Agreement, dated July 12, 2002, by and between Penn Brewery and Frederick Brewing Company

          99.1 Certification pursuant to 18 U.S.C. Section 1350. As adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 - Chief Executive Officer

          99.2 Certification pursuant to 18 U.S.C. Section 1350. As adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 - Principal Financial and Accounting Officer


         b.      Reports on Form 8-K

                 None.

                              FREDERICK BREWING CO.

                                   SIGNATURES

         In accordance with the requirements of the Securities and Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 FREDERICK BREWING CO.


Date: August 13, 2002

                                 By:        /s/     C. DAVID SNYDER
                                            ------------------------------------
                                                    C. David Snyder
                                                Chairman of the Board,
                                         Chief Executive Officer and Treasurer

Date: August 13, 2002

                                            /s/    Donald L. Snyder
                                            ------------------------------------
                                                   Donald L. Snyder
                                      Principal Financial and Accounting Officer

                              FREDERICK BREWING CO.

                                  EXHIBIT INDEX


         EXHIBIT                      DESCRIPTION
         -------                      -----------

          10.16 Production Agreement, dated July 1, 2002, by and between Williamsburg Brewing Co. and Frederick Brewing Company

          10.17 Production Agreement, dated July 12, 2002, by and between Penn Brewery and Frederick Brewing Company

           99.1 Certification pursuant to 18 U.S.C. Section 1350. As adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 - Chief Executive Officer


           99.2 Certification pursuant to 18 U.S.C. Section 1350. As adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 - Principal Financial and Accounting Officer