Form 10QSB
period 2002-09-30
FREDERICK BREWING CO
filed 2002-12-23
CIK 926978

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

      FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2002.

                                       OR

[X]   TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE EXCHANGE ACT.

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

                                              NUMBER OF SHARES
                                              OUTSTANDING AS OF
     TITLE OF EACH CLASS                      DECEMBER 18, 2002
     -------------------                      -----------------
Common Stock, $0.0004 Par Value                   8,596,211

      Transitional Small Business Disclosure Format: (check one): Yes [X] No [ ]

                              FREDERICK BREWING CO.

                              INDEX TO FORM 10-QSB
                               SEPTEMBER 30, 2002

                                                                                                PAGE NO.
                                                                                                --------
PART I.    FINANCIAL INFORMATION..........................................................         3

Item 1.    Financial Statements...........................................................         3

           Balance Sheet (unaudited) September 30, 2002...................................         3

           Statements of Operations (unaudited) for the three and  nine months ended
           September 30, 2002 and 2001....................................................         4

           Statements of Cash Flows (unaudited) for the three and nine months ended
           September 30, 2002 and 2001....................................................         5

           Notes to Financial Statements (unaudited)......................................         6

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of
           Operations.....................................................................         7

PART II.   OTHER INFORMATION..............................................................        17

Item 3.    Default Upon Senior Securities.................................................        17

Item 4.    Exhibits and Reports on Form 8-K...............................................        17

SIGNATURE  ...............................................................................        18

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                              FREDERICK BREWING CO.
                                  BALANCE SHEET
                               SEPTEMBER 30, 2002
                                   (UNAUDITED)

                                     ASSETS

Current assets:
   Cash  .......................................................................       $       8,234
   Restricted cash..............................................................              12,476
   Trade receivables, net of allowance for doubtful accounts of $31,716.........              43,621
   Inventories, net.............................................................             305,444
   Prepaid expenses and other current assets....................................             110,718
                                                                                       -------------
     Total current assets.......................................................             480,493
Property, plant and equipment, net of accumulated depreciation of $3,470,011....           4,256,129
Intangibles, net of accumulated amortization of $602,800........................              23,848
Goodwill, net of accumulated amortization of $260,999...........................             680,462
                                                                                       -------------
     Total assets...............................................................       $   5,440,932
                                                                                       =============

                      LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
   Current maturities of long-term debt.........................................       $   7,371,908
   Current portion of capital lease obligation..................................              68,468
   Accounts payable.............................................................             961,685
   Accrued liabilities..........................................................           1,474,074
                                                                                       -------------
     Total current liabilities..................................................           9,876,135
Capital lease obligation, net of current portion................................           2,430,586
                                                                                       -------------
     Total liabilities..........................................................          12,306,721
                                                                                       =============

Stockholders' deficit:
    Preferred Stock - $0.01 par value, 1,000,000 shares authorized;
      cumulative, convertible Series A, 1,455 shares issued and outstanding.....             548,512
    Common Stock - $.0004 par value, 19,000,000 shares authorized; 8,596,211
      shares issued and outstanding.............................................               3,439
    Additional paid-in capital..................................................          23,861,881
    Accumulated deficit.........................................................         (31,279,621)
                                                                                       -------------
     Total stockholders' deficit................................................          (6,865,789)
                                                                                       -------------
     Total liabilities and stockholders' deficit................................       $   5,440,932
                                                                                       =============

   The accompanying notes are an integral part of these financial statements.

                              FREDERICK BREWING CO.
                            STATEMENTS OF OPERATIONS
                          FOR THE THREE AND NINE MONTHS
                        ENDED SEPTEMBER 30, 2002 AND 2001
                                   (UNAUDITED)

                                                  THREE MONTHS          THREE MONTHS          NINE MONTHS           NINE MONTHS
                                                      ENDED                 ENDED                ENDED                 ENDED
                                               SEPTEMBER 30, 2002    SEPTEMBER 30, 2001    SEPTEMBER 30, 2002    SEPTEMBER 30, 2001
                                               ------------------    ------------------    ------------------    ------------------
Proprietary Brands Sales....................     $    389,817       $     467,281         $    1,139,243          $   1,674,829
Co-Pack Fees................................          425,651             410,062                980,062                653,780
                                                 ------------       -------------         --------------          -------------
Gross sales.................................          815,468             877,343              2,119,305              2,328,609
Less: returns, allowances, and excise taxes.           44,695              85,044                168,590                252,735
                                                 ------------       -------------         --------------          -------------
Net sales...................................          770,773             792,299              1,950,715              2,075,874
Cost of sales...............................          751,017             824,004              2,690,011              2,335,478
                                                 ------------       -------------         --------------          -------------
Gross profit(loss)..........................           19,756             (31,705)              (739,296)              (259,604)
Selling, general and administrative expense.          180,919             399,244                649,367              1,239,027
                                                 ------------       -------------         --------------          -------------
Operating loss..............................         (161,163)           (430,949)            (1,388,663)            (1,498,631)
Interest expense............................          179,425             182,258                544,725                544,387
                                                 ------------       -------------         --------------          -------------
Net loss ...................................     $   (340,588)      $    (613,207)        $   (1,933,388)         $  (2,043,018)
                                                 ============       =============         ==============          =============

Net loss per common share -
  basic and diluted.........................     $     (0.04)       $       (0.07)        $        (0.22)         $       (0.24)
                                                 ===========        =============         ==============          =============
Weighted average common shares -
  basic and diluted.........................        8,596,211           8,596,211              8,596,211              8,596,211
                                                 ============       =============         ==============          =============

   The accompanying notes are an integral part of these financial statements.

                              FREDERICK BREWING CO.
                            STATEMENTS OF CASH FLOWS
                          FOR THE THREE AND NINE MONTHS
                        ENDED SEPTEMBER 30, 2002 AND 2001
                                   (UNAUDITED)

                                                   THREE MONTHS        THREE MONTHS        NINE MONTHS         NINE MONTHS
                                                       ENDED              ENDED               ENDED               ENDED
                                                SEPTEMBER 30, 2002  SEPTEMBER 30, 2001  SEPTEMBER 30, 2002  SEPTEMBER 30, 2001
                                                ------------------  ------------------  ------------------  ------------------
Cash flows from operating activities:
   Net loss.................................       $   (340,588)    $    (613,207)      $   (1,933,388)       $  (2,043,018)
Adjustments to reconcile net loss to net
      cash used in operating activities:
        Depreciation........................            114,875           112,210              349,906              336,632
        Amortization........................             15,829            79,342               47,486              238,030
   Change in operating assets and liabilities:

      Trade receivables.....................              6,978            83,511              102,491               35,788
      Inventories...........................             52,429            87,233               60,658              (45,865)
      Prepaid assets........................            (68,325)          (39,892)             (38,211)             (27,248)
      Accounts payable......................              8,545           207,468             (337,411)            (133,603)
      Accrued liabilities...................            (29,557)           90,519              693,213              363,726
                                                   -------------    -------------       --------------        -------------
   Net cash (used in)  provided by operating
      activities............................           (239,814)            7,184           (1,055,256)          (1,275,558)

Cash flows from investing activities:

   Purchase of property and equipment.......             (5,000)          (20,275)             (25,769)             (44,233)
   Purchase of intangibles..................                  0                 0               (6,099)                   0
   Restricted cash..........................                  0                 0                    0               51,071
                                                   ------------     -------------       --------------        -------------
Net cash (used in) provided by investing
      activities............................             (5,000)          (20,275)             (31,868)               6,838

Cash flows from financing activities:

   Proceeds from debt borrowings............            263,776            46,668            1,125,227            1,321,425
   Payments on capital lease................            (15,936)          (14,224)             (46,438)             (50,489)
                                                   ------------     -------------       --------------        -------------
   Net cash provided by financing activities            247,840            32,444            1,078,789            1,270,936
                                                   ------------     -------------       --------------        -------------
Net increase (decrease) in cash.............              3,026            19,353               (8,335)               2,216
Cash, beginning

   of period................................              5,208                 0               16,569               17,137
                                                   ------------     -------------       --------------        -------------
Cash, end of period.........................       $      8,234     $      19,353       $        8,234        $      19,353
                                                   ============     =============       ==============        =============

   The accompanying notes are an integral part of these financial statements.

                              FREDERICK BREWING CO.
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2002
                                   (UNAUDITED)

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

2.    MANAGEMENT'S OPINION

      In the opinion of Frederick Brewing's management, Frederick Brewing's unaudited financial position as of September 30, 2002 and the results of its operations and cash flows for the interim periods ended September 30, 2002 and the results of its operations and cash flows for the interim periods ended September 30, 2001, reflect all adjustments (consisting only of normal and recurring accruals and other adjustments) necessary to present fairly the results of the interim periods presented. The operating results for the interim periods presented are not necessarily indicative of the results expected for other interim periods within 2002 or for the year ending December 31, 2002. Information relating to the financial position, results of operations and cash flows of Frederick Brewing as of and for the year ended December 31, 2001 may be found in the financial statements included in Frederick Brewing's Annual Report filed on Form 10-KSB for the year ended December 31, 2001.

3.    INVENTORIES

      Inventories consist of raw ingredients, work in process, packaging materials, finished goods and marketing supplies, and are valued at the lower of cost or market. Cost is determined by the first-in, first-out (FIFO) method. Frederick Brewing periodically reviews the age and marketability of its inventory, and provides obsolescence reserves as necessary. Net inventories at September 30, 2002 are as follows:

Raw ingredients...............................         $      27,551
Work in process...............................                58,283
Packaging materials...........................               156,734
Finished goods................................                15,777
Marketing supplies............................                97,402
                                                       -------------
                                                             355,747
Reserve for obsolescence......................               (50,303)
                                                       -------------
Inventory, net................................         $     305,444
                                                       =============

                              FREDERICK BREWING CO.
                          NOTES TO FINANCIAL STATEMENTS
                         SEPTEMBER 30, 2002--(CONTINUED)
                                   (UNAUDITED)

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

      In June 2001, SFAS No. 143, "Accounting for Asset Retirement Obligations" was issued. SFAS 143 establishes requirements for accounting for removal costs associated with asset retirements. SFAS 143 is effective for fiscal years beginning after June 15, 2002. The Company is currently assessing the impact of this standard on its consolidated financial statements.

      In August 2001, SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Live Assets" was issued. SFAS 144 requires that one accounting model be used for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired, and broadens the definition of what constitutes discontinued operations to include more disposal transactions. The adoption of SFAS 144 did not have a material effect on the Company's consolidated financial position or results of operations.

      In April 2002, SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections" was issued. SFAS 145, which is effective for financial statements issued on or after May 15, 2002, rescinds the automatic treatment of gains and losses from extinguishments of debt as extraordinary unless they meet the criteria for extraordinary items as outlined in Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations, Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." SFAS 145 also requires sale-leaseback accounting for certain lease modifications that have economic effects similar to a sale-leaseback transaction and makes various corrections to existing pronouncements. The adoption of SFAS 145 did not have a material effect on the Company's consolidated financial position or results of operations.

      In July 2002, SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" was issued. SFAS 146 is effective for exit or disposal activities initiated after December 31, 2002. The Company has not yet adopted SFAS 146 nor determined the effect of the adoption of SFAS 146 on its consolidated financial position or results of operations.


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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      The following is a discussion of the financial condition, changes in financial condition and results of operations of Frederick Brewing for the three and nine month periods ended September 30, 2002 and 2001. This discussion should be read in conjunction with the Management's Discussion and Analysis of Financial Condition and Results of Operations and the Financial Statements and Notes thereto included in Frederick Brewing's Form 10-KSB for the fiscal year ended December 31, 2001.

OVERVIEW

      For the nine month period ended September 30, 2002, Frederick Brewing's operating losses decreased by $109,968 to $1,388,663 compared to $1,498,631 for the comparable period in 2001. Management attributes the decrease in operating losses to a decrease in operating costs, improved production efficiency and an increase in capacity utilization at its Frederick, Maryland brewery. Management believes that its operating losses will continue to decrease in 2002 due in large part to expected further increases in the capacity utilization rate at Frederick Brewing's brewery. Under the production agreement with Snyder International Brewing Group, LLC ("SIBG"), Frederick Brewing currently brews Crooked River, Christian Moerlein, and Little Kings brands. In May 2002, Frederick Brewing began production of the Stoudt Brewery brands under the production agreement dated March 25, 2002. For the nine month period ended September 30, 2002, Frederick Brewing had sold 16,324 barrels of SIBG brands and other co-packed brands as compared to 8,741 barrels for the same period in 2001. By brewing the Crooked River and Christian Moerlein brands and by adding the Little Kings and Stoudt brands, management expects that Frederick Brewing's annual production will grow to over 40,000 barrels and its current capacity utilization will significantly increase. Since September 30, 2002, Frederick Brewing has begun production under four new contract brewing agreements including Penn Brewery, Pittsburgh, Pennsylvania and Williamsburg Brewing Co., Williamsburg, Virginia, which will further increase capacity utilization at its brewery. The demand for product has outweighed the company's ability to produce product given significant working capital constraints. Management continues to seek means by which to decrease operating costs and to increase capacity utilization at the Frederick, Maryland facility, including opportunities to enter into additional production agreements with other brewers. No assurance can be given, however, that management's efforts will result in decreased operating losses or increased plant utilization.

      While Frederick Brewing's total barrels sold in the nine months of 2002 increased by 5,104 barrels to 23,290 barrels from 18,186 barrels sold in the first nine months of 2001, this increase was due to the increases in barrels sold by Frederick Brewing under the production agreements with SIBG and Stoudt Brewery. Sales of Frederick Brewing's proprietary brands (Blue Ridge, Wild Goose, Brimstone and Hempen) decreased by 2,479 barrels from 9,445 barrels for the nine months of 2001 to 6,966 barrels for the nine months of 2002. A small percentage of this decrease can be attributed to the phasing out of the Hempen brands.

      In February 2002, in an effort to reduce its distribution costs, Frederick Brewing renegotiated its distributor agreements to eliminate the depletion allowance program. The change in the depletion allowance program initially resulted in smaller orders from distributors and lower consumer sales in some retail channels that were not well suited to carry Frederick Brewing's higher priced brands. Additionally, a few of Frederick Brewing's brands were identified as under-performing. By identifying these under-performing brands, management believes that it will be able to streamline the brand portfolio and concentrate sales and marketing efforts on the brands that are more likely to succeed. Currently, Wild Goose is Frederick Brewing's best-selling brand. Frederick Brewing's management believes that Wild Goose has the greatest future sales potential of Frederick Brewing's proprietary brands; accordingly, management plans to concentrate its sales and marketing efforts on the Wild Goose brands during the fourth quarter of 2002 and fiscal 2003.

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

      Until Frederick Brewing can achieve operating profitability and positive cash flow, it will need to continue to borrow additional amounts from SIBG or other financing sources. Frederick Brewing has no availability remaining under the SIBG note. To meet Frederick Brewing's short-term working capital needs, SIBG may increase the amounts available to Frederick Brewing under the SIBG note. To fund this increased availability, SIBG may conduct a private equity offering to raise additional funds or may borrow additional amounts from C. David Snyder, Frederick Brewing's Chairman and Chief Executive Officer, on a case-by-case basis. No assurances can be given, however, that SIBG will be able to raise or borrow additional funds and that SIBG will subsequently lend such amounts to Frederick Brewing. To meet its long-term needs, Frederick Brewing continues to explore obtaining financing from other sources, including possibly a line of credit that is secured by Frederick Brewing's equipment. No assurances, however, can be given that any such financing arrangements can be obtained and, if obtained, upon what terms such financing would be provided to Frederick Brewing.

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2002 TO THREE MONTHS ENDED SEPTEMBER 30, 2001.

GROSS SALES

      Gross sales for the three months ended September 30, 2002and 2001 were $815,468 and $877,343, respectively, a decrease of $61,875 or 7.1%. Gross sales of Frederick Brewing's proprietary brands (Blue Ridge, Wild Goose, Brimstone and Hempen) for the three months ended September 30, 2002 and 2001 were $389,817 and $467,281, respectively, a decrease of $77,464 or 16.6%. The decrease in gross sales of proprietary brands was related to:

      -     a continuing decrease in the sales of the Blue Ridge brands;

      - reduced orders from distributors due to changes made in 2002 to Frederick Brewing's depletion allowance program with its distributors: and

      - a reduction in Hempen sales due to management's decision to no longer produce these brands.

      Gross sales attributable to co-pack fees charged under the production agreements with SIBG and Stoudt for the three months ended September 30, 2002 and 2001 were $425,651 and $410,062, respectively, an increase of $15,589.

      Total shipped barrels increased to 8,758 barrels for the three months ended September 30, 2002 from 7,458 barrels for the comparable period in 2001, an increase of 1,300 barrels or 17.4%. Shipped barrels increased for the period ended September 30, 2002 as a result of an increase in SIBG and Stoudt brands produced under their respective production agreement.

SELLING PRICE PER BARREL

      The average selling price per barrel decreased by $24.53, or 20.9 %, to $93.11 per barrel for the three months period ended September 30, 2002 from $117.64 for the comparable period in 2001. The decrease in the selling price per barrel was primarily due to the increase in barrels shipped under Frederick Brewing's production agreements with SIBG and Stoudt for the three months ending September 30, 2002. In the beer industry, the selling price per barrel for barrels produced under production agreements is typically much lower than the selling price per barrel for brewers' proprietary brands. Frederick Brewing continues to position its proprietary brands (Wild Goose, Blue Ridge and Brimstone) in the consumer market as high-quality specialty-crafted products. The average selling price for Frederick Brewing's proprietary brands decreased by $16.17 per barrel to $159.50 for the three months ended September 30, 2002 from $175.67 for the comparable period in 2001.

      The decrease in the average selling price for Frederick Brewing's proprietary brands is due to the elimination of the depletion allowance program. The elimination of the depletion allowance program reduced the selling price to distributors in order to hit the proper price points on the retail shelf.

RETURNS AND ALLOWANCES

      Product returns and allowances were $12,927 for the three months ended September 30, 2002 compared to $59,567 for the comparable period in 2001. The reduction in returns and allowances for the period ended September 30, 2001 can be attributed to the decrease in gross sales and the elimination of the depletion allowance program in March of 2002.

EXCISE TAXES

      State and federal excise taxes were $31,768 for the three months ended September 30, 2002 and $25,477 for the comparable period in 2001. State excise tax rates and methods of computing taxes vary, depending on where the beer is sold. In some states, such as Maryland and Pennsylvania, the brewer is required to pay the tax; in others, such as Virginia, and also in the District of Columbia, the tax is paid by the purchasing distributor. Frederick Brewing currently pays $7 per barrel federal excise tax on all beer sold within the United States. Excise taxes are charged only upon the sale of Frederick Brewing's proprietary brands and the external co-pack brands. The increase in excise taxes paid results from the mix of sales by state as well as the addition of excise taxes paid for the Stoudt barrels produced.

COST OF SALES

      For the three months ended September 30, 2002 and 2001, the cost of sales was $751,017, or $85.75 per barrel, and $824,004, or $110.49 per barrel, respectively. Cost of sales was determined using the number of barrels of proprietary brands and co-packed brands shipped by Frederick Brewing for the three-month period ended September 30, 2002 and 2001. The cost of sales for the period ended September 30, 2002 decreased to 97.4% of net sales from 104.0% for the comparable period in 2001. Variable costs were $502,008 or $57.32 per barrel, for the three months ended September 30, 2002 compared to $616,966, or $82.73 per barrel, for the comparable period in 2001. Fixed overhead costs for the period ended September 30, 2002 increased by $41,971 to $249,009 from $207,038 for the comparable period in 2001.

      Variable costs include raw materials, packaging materials, liquid costs and variable labor costs directly related to the production and packaging of beer. Variable and fixed overhead costs include costs related to the following operational departments: brewing, cellaring, packaging, quality assurance, warehousing, maintenance and production management. Fixed costs include depreciation expense, salary costs..

      The decrease in cost of sales per barrel for the three months ended September 30, 2002 was primarily caused by Frederick Brewing's cost of goods sold being absorbed over increased barrel shipments, 8,758 barrels for the three months ended September 30, 2002 compared to 7,458 barrels for the comparable period in 2001. For the three months ended September 30, 2002, Frederick Brewing's brewing facility operated at a level of 53.9% of existing plant capacity compared to 45.9% for the comparable period in 2001. Frederick Brewing's capacity utilization has a significant impact on gross profit. The existing plant capacity is 65,000 barrels of annual production based on the existing infrastructure and equipment. The brewing facility is designed to accommodate a maximum of 100,000 barrels of annual production. When facilities are operating at their maximum designed production capacities, profitability is favorably affected by spreading fixed operating costs over a larger sales base. Because the actual production level is substantially below the facility's maximum designed production capacity, gross margins are negatively impacted. This impact is reduced when actual utilization levels increase.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES AND MANAGEMENT FEES

      Selling, general and administrative expenses for the three months ended September 30, 2002 decreased $218,325, or approximately 54.7%, to $180,919 from $399,244 for the comparable period in 2001. This decrease was due, in part, to reductions in selling and marketing expenses, accounting and legal costs and a reduction in management fees due to SIBG. Effective May 1, 2002, SIBG reduced the sales and marketing fee owed by Frederick Brewing under the sales and marketing agreement from $29,908 to $10,000. The sales and marketing fee was reduced to reflect a decrease in certain sales and marketing services provided by SIBG.

INTEREST EXPENSE

      Interest expense decreased $2,833, or approximately 1.6%, to $179,425 for the three months ended September 30, 2002 compared to $182,258 for the comparable period in 2001. A substantial portion of the interest expense incurred during the period ended September 30, 2002 related to indebtedness incurred by Frederick Brewing in connection with the lease of its brewing facility, which is accounted for as a capital lease, and interest due to SIBG for working capital advances under the

SIBG note. Even though the principal balance of the note has increased, interest expense decreased as a result of the variable interest rate charged on the note.

RESULTS OF OPERATIONS

NINE MONTHS ENDED SEPTEMBER 30, 2002 TO NINE MONTHS ENDED SEPTEMBER 30, 2001.

GROSS SALES

      Gross sales for the nine months ended September 30, 2002 and 2001 were $2,119,305 and $2,328,609 respectively, a decrease of $209,304 or 9.0%. Gross sales of Frederick Brewing's proprietary brands (Blue Ridge, Wild Goose, Brimstone and Hempen) for the nine months ended September 30, 2002 and 2001 were $1,139,243 and $1,674,829, respectively, a decrease of $535,586 or 32.0%. The decrease in gross sales was related to:

      - a reduction in Hempen sales due to management's decision to phase out these brands;

      -     a continuing decrease in the sales of the Blue Ridge brands;

      - reduced orders from distributors due to changes made in 2002 to Frederick Brewing's depletion allowance program with its distributors.

      Gross sales attributable to co-pack fees charged under the production agreement with SIBG and Stoudt Brewery for the nine months ended September 30, 2002 and 2001 were $980,062 and $653,780, respectively, an increase of $326,282.

      Total shipped barrels increased to 23,290 barrels for the nine months ended September 30, 2002 from 18,186 barrels for the comparable period in 2001, an increase of 5,104 barrels or 28.1%. Shipped barrels increased for the period ended September 30, 2002 as a result of an increase in SIBG and Stoudt brands produced under their respective production agreements.

SELLING PRICE PER BARREL

      The average selling price per barrel decreased by $37.04, or 28.9%, to $91.00 per barrel for the nine months ended September 30, 2002 from $128.04 for the comparable period in 2001. The decrease in the selling price per barrel was primarily due to a significant increase in barrels shipped under Frederick Brewing's production agreements with SIBG and Stoudt for the period ending September 30, 2002. In the beer industry, the selling price per barrel for barrels produced under production agreements is typically much lower than the selling of proprietary brands. Frederick Brewing continues to position its proprietary brands (Wild Goose, Blue Ridge and Brimstone) in the consumer market as high-quality specialty-crafted products. The average selling price for Frederick Brewing's proprietary brands decreased by $13.78 per barrel to $163.54 for the nine months ended September 30, 2002 from $177.32 for the comparable period in 2001.

      The decrease in the average selling price for Frederick Brewing's proprietary brands is due to the elimination of the depletion program. The elimination of the depletion allowance program reduced the selling price to distributors in order to obtain the appropriate price points on the retail shelf.

RETURNS AND ALLOWANCES

      Product returns and allowances were $92,260 for the nine months ended September 30, 2002 compared to $161,170 for the comparable period in 2001. The reduction in returns and allowances for the period ended September 30, 2002 can be attributed to the decrease in gross sales and the elimination of the depletion allowance program in March of 2002.

EXCISE TAXES

      State and federal excise taxes were $76,330 for the nine months ended September 30, 2002 and $91,565 for the comparable period in 2001. State excise tax rates and methods of computing taxes vary, depending on where the beer is sold. In some states, such as Maryland and Pennsylvania, the brewer is required to pay the tax; in others, such as Virginia, and also in the District of Columbia, the tax is paid by the purchasing distributor. Frederick Brewing currently pays $7 per barrel federal excise tax on all beer sold within the United States. Excise taxes are charged only upon the sale of Frederick Brewing's proprietary brands. The decrease in excise taxes paid results from the mix of sales by state and lower volumes of proprietary brands shipped for the period.

COST OF SALES

      For the nine months ended September 30, 2002 and 2001, the cost of sales was $2,690,011, or $115.50 per barrel, and $2,335,478, or $128.42 per barrel, respectively. Cost of sales was determined using the number of barrels of proprietary brands and co-packed brands shipped by Frederick Brewing for the nine-month periods ended September 30, 2002 and 2001. The cost of sales for the period ended September 30, 2002 increased to 137.9% of net sales from 112.5% for the comparable period in 2001. Variable costs were $1,219,910 or $52.38 per barrel, for the nine months ended September 30, 2002 compared to $1,628,802, or $89.56 per barrel, for the comparable period in 2001. Fixed overhead costs for the nine months ended September 30, 2002 increased by $763,425 to $1,470,101 from $706,676 for the comparable period in 2001. The increase in fixed overhead costs is attributed to the one-time charge related to operating utilities assessed to the company.

      Variable costs include raw materials, packaging materials, liquid costs and variable labor costs directly related to the production and packaging of beer. Variable and fixed overhead costs include costs related to the following operational departments: brewing, cellaring, packaging, quality assurance, warehousing, maintenance and production management. Fixed costs include depreciation expense, salary costs.

      The net decrease in cost of sales per barrel for the nine months ended September 30, 2002 was primarily caused by Frederick Brewing's cost of goods sold being absorbed over an increased barrel shipment, 23,290 barrels for the period ended September 30, 2002 compared to 18,186 barrels for the comparable period in 2001. The decrease in cost of sales per barrel for the nine month period ended September 30, 2002 was partially offset by the one-time operating utility charge. For the nine months ended September 30, 2001, Frederick Brewing's brewing facility operated at a level of 47.8% of existing plant capacity compared to 37.3% for the comparable period in 2001. Frederick Brewing's capacity utilization has a significant impact on gross profit. The existing plant capacity is 65,000 barrels of annual production based on the existing infrastructure and equipment. The brewing facility is designed to accommodate a maximum of 100,000 barrels of annual production. When facilities are operating at their maximum designed production capacities, profitability is favorably affected by spreading fixed operating costs over a larger sales base. Because the actual production level is substantially below the facility's maximum designed production capacity, gross margins are negatively impacted. This impact is reduced when actual utilization levels increase.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES AND MANAGEMENT FEES

      Selling, general and administrative expenses for the nine months ended September 30, 2002 decreased $589,660 or approximately 47.6%, to $649,367 from $1,239,027 for the comparable period in 2001. This decrease was due, in part, to reductions in sales, administrative and executive personnel, accounting and legal costs and a reduction in management fees due to SIBG. Effective May 1, 2002, SIBG reduced the monthly sales and marketing fee owed by Frederick Brewing under the sales and marketing agreement from $29,908 to $10,000. Effective April 1 2001, SIBG reduced the monthly management fee owed by Frederick Brewing under the management agreement from $30,000 to $15,000 per month. The sales, marketing and management fees were reduced to reflect a decrease in applicable services provided by SIBG.

INTEREST EXPENSE

      Interest expense increased $338, or approximately 0.1%, to $544,725 for the nine months ended September 30, 2002 compared to $544,387 for the comparable period in 2001. A substantial portion of the interest expense incurred during the period ended September 30, 2002 related to indebtedness incurred by Frederick Brewing in connection with the lease of its brewing facility, which is accounted for as a capital lease, and interest due SIBG for working capital advances under the SIBG note. Even though the principal balance of the note has increased, interest expense remained constant as a result of the variable interest rate charged on the note.

LIQUIDITY AND CAPITAL RESOURCES

      Frederick Brewing has recorded losses from operations since 1993 and has funded its operations primarily from private and public placements of common and preferred stock and, since August 24, 1999, from unsecured working capital advances from SIBG. As of September 30, 2002, Frederick Brewing had a working capital deficit of $9,395,642. Net cash used in operating activities was $239,814 for the three month period ended September 30, 2002 as compared to net cash provided of $7,184 for the comparable period in 2001. Net cash used in operating activities was $1,055,256 for the nine month period ended September 30, 2002 as compared to $1,275,558 for the comparable period in 2001.

      Net cash used in investing activities was $5,000 for the three month period ended September 30, 2002, which represented equipment purchases as compared to net cash used in investing activities of $20,275 for the comparable period in 2001. Net cash used in investing activities was $31,868 for the nine month period ended September 30, 2002, which resulted from equipment and intangible asset purchases as compared to net cash provided by investing activities of $6,838 for the comparable period in 2001.

      Net cash provided by financing activities was $247,840 for the three month period ended September 30, 2002 representing the utilization of working capital loans from SIBG of $263,776, offset by payments on the capital lease obligation of $15,936. Net cash provided by financing activities was $32,444 for the comparable period in 2001. Net cash provided by financing activities was $1,078,789 for the nine month period ended September 30, 2002 representing the utilization of working capital loans from SIBG of $1,125,227, offset by payments on the capital lease obligation of $46,438. Net cash provided by financing activities was $1,270,936 for the comparable period in 2001.

      Frederick Brewing's ability to meet its obligations on a long-term basis is dependent on achieving operating profitability and on generating positive cash flows. To achieve these results, Frederick Brewing continues to work to eliminate or substantially reduce excess brewing capacity. In order to meet its short-term obligations, Frederick Brewing will need to continue to borrow additional amounts from SIBG or from other financing sources. Frederick Brewing currently receives funding for its working capital and other corporate needs under the SIBG note, which is payable on demand and provides that Frederick Brewing may borrow on a revolving basis up to $5,000,000 in principal, subject to certain limitations. As of November 30, 2002, Frederick Brewing owed $7,445,018 to SIBG. This amount includes principal and interest on the SIBG note and amounts under the management, sales and marketing agreements due to SIBG. . To meet Frederick Brewing's short-term working capital needs, SIBG may increase the amounts available to Frederick Brewing under the SIBG note. SIBG currently receives funding for Frederick Brewing's borrowings under the SIBG note from a $5,000,000 line of credit obtained by SIBG from a financial institution (the "SIBG Line of Credit") on substantially similar terms and from loans aggregating $1,500,000 in principal amount from C. David Snyder (the "Snyder Notes"), which are payable on demand and allow SIBG to borrow on a revolving basis, subject to certain limitations. As of November 30, 2002, there was no availability under the SIBG Line of Credit and no availability under the Snyder Notes. To fund the increased availability to Frederick Brewing under the SIBG note, SIBG may conduct a private equity offering to raise additional funds or may borrow additional amounts from Mr. Snyder on a case-by-case basis; however, any increased availability under the SIBG note will be limited to the amount of any new funds raised by SIBG or borrowed from Mr. Snyder. Moreover, SIBG, which merged with Crooked River Brewing Company, LLC and Royal Brewing, LLC in 2001 may also utilize some of the funds raised or borrowed by SIBG to fund SIBG's operations. As a result, some or all of the funds may, in fact, not be available to Frederick Brewing. Furthermore, even though SIBG is owned and controlled by Mr. Snyder, Frederick Brewing's Chairman and Chief Executive Officer, SIBG may nonetheless have to demand repayment from Frederick Brewing of amounts outstanding under the SIBG note if the financial institution providing funding to SIBG demands repayment under the SIBG

Line of Credit or if Mr. Snyder demands repayment of the Snyder Notes. To meet its long-term needs, Frederick Brewing continues to explore obtaining financing arrangements from other sources, including possibly a line of credit secured by Frederick Brewing's equipment, although no assurances can be given that any such financing arrangements can be obtained and, if obtained, upon what terms such financing would be provided to Frederick Brewing.

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

PROVISION FOR INCOME TAXES

      Frederick Brewing has incurred significant net operating losses during the last several calendar years and additional losses were incurred for the nine month period ended September 30, 2002. As a result, no provision for income taxes has been provided for on the Statements of Operations for the interim periods ended September 30, 2002 and 2001. As of September 30, 2002, Frederick Brewing has recorded a full valuation allowance against its deferred tax assets.

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

      - Current Operating Facilities. Currently, Frederick Brewing leases its operating facilities from Blue II, LLC, a Maryland limited liability company, and the lease is accounted for as a capital lease in accordance with Financial Accounting Standard No. 13 "Accounting for Leases". Blue II, LLC is 100% owned by SIBG. As a result of various defaults under the loan secured by the land and building, Blue II, LLC has been notified by its lender of its intention to demand repayment of the note payable on March 31, 2003. Blue II is currently exploring obtaining alternative financing, although no assurance can be given that any such financing arrangements can be obtained and, if obtained, upon what terms such financing would be provided to Blue II, LLC.

            Reliance on SIBG and C. David Snyder. Frederick Brewing's success continues to significantly depend upon the financial support and contributions of Frederick Brewing's controlling shareholder, SIBG, and Frederick Brewing's Chairman and Chief Executive Officer, C. David Snyder:

            - Under the management agreement and the sales and marketing agreement with SIBG, SIBG provides extensive management and sales and marketing services to Frederick Brewing. The management agreement automatically renewed for another one-year term on August 24, 2002 and the sales and marketing agreement renewed for another one-year term on January 1, 2002; however, if SIBG terminates these agreements, there can be no assurance that Frederick Brewing will be able to attract and hire qualified management and sales and marketing personnel to develop its business and to sell its products;

            - Through November 30, 2002, Frederick Brewing obtained funding for operations from borrowings under the SIBG note, which has no remaining availability. There can be no assurance that SIBG will be able to increase the amounts available to Frederick Brewing under the SIBG note or that Frederick Brewing will be able to borrow funds from other financing sources to meet its long-term working capital needs. In addition, there can be no assurance that SIBG will not have to demand repayment of the amounts already borrowed under the SIBG note if the financial institution that provides the funding for these loans to SIBG demands repayment from SIBG, or if Mr. Snyder demands repayment of the Snyder Notes from SIBG. If SIBG demands repayment of the SIBG note, there can be no assurance that Frederick Brewing will be able to obtain alternative financing, or if such alternative financing is obtained, there can be no assurance as to the terms of the financing; and

            - SIBG's ownership of other brands has resulted in the four-year agreement for Frederick Brewing to produce and package the Crooked River, Little Kings and Christian Moerlein brands and may lead to other production agreements to produce and package other SIBG-owned brands. If SIBG terminates the current production agreement with Frederick Brewing and/or determines not to enter into additional production agreements, there can be no assurance that Frederick Brewing will be able to obtain other production contracts, which are needed to increase plant utilization.

      - Potential Out-Of-Code Production Loss. Frederick Brewing accrued $350,000 during 1999 for a potential loss related to allegedly out-of-code product that was exported to, and is currently warehoused in, a non-US. market. Frederick Brewing's management is currently reviewing the situation and is in discussion with the relevant authorities in the non-US. markets. However, because all arrangements regarding this product were made by former management and, at this point, much information regarding this situation is still unknown, the potential amount of this loss is difficult to predict.

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

      - Excess Brewing Capacity. Frederick Brewing must substantially reduce its excess brewing capacity in order to improve its financial performance. Although Frederick Brewing has taken actions to address this issue, such as entering into the production agreements with SIBG, Stoudt, and four additional breweries since September 30, 2002, management continues to explore additional actions that can be taken to address this issue, no assurance can be given that such actions will be successful or, if successful, that any increase in utilization will increase the profitability of Frederick Brewing.

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

                           PART II. OTHER INFORMATION

ITEM 3. DEFAULT UPON SENIOR SECURITIES

      The holders of Frederick Brewing's 8% Cumulative Convertible Preferred Stock, Series A, par value $.01 per share, are entitled to receive $40 per share annum in dividends, when and if declared by Frederick Brewing's Board of Directors. These dividends are due and payable quarterly in arrears at a rate of $10 per share. Frederick Brewing has never declared and paid dividends on the Series A stock, and as of September 30, 2002, dividends in arrears totaled $334,650.

ITEM 4. EXHIBITS AND REPORTS ON FORM 8-K

      a.    Exhibits

            Except as otherwise indicated, the following Exhibits are filed herewith and made a part hereof:

      EXHIBIT NO.                            DESCRIPTION
      -----------                            -----------

      99.3        Certification pursuant to 18 U.S.C. Section 1350.
                  As adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 - Chief Executive Officer, Chief Financial Officer

      99.4 Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)

      b.    Reports on Form 8-K

            None.

                              FREDERICK BREWING CO.

                                   SIGNATURES

      In accordance with the requirements of the Securities and Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        FREDERICK BREWING CO.

Date: December 23, 2002                 By: /s/       C. DAVID SNYDER
                                           -------------------------------------
                                                      C. David Snyder
                                                   Chairman of the Board,
                                           Chief Executive Officer and Treasurer
                                                  Chief Financial Officer

                              FREDERICK BREWING CO.

                                  EXHIBIT INDEX

     EXHIBIT              DESCRIPTION
     -------              -----------
      99.3                Certification pursuant to 18 U.S.C. Section 1350. As
                          adopted pursuant to Section 906 of the Sarbanes-Oxley
                          Act of 2002 - Chief Executive Officer, Chief Financial
                          Officer

      99.4 Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)